Form 10-Q
period 2022-06-30
TELLURIAN INC. /DE/
filed 2022-08-03
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☐ No ☒
    As of July 28, 2022, there were 568,620,208 shares of common stock, $0.01 par value, issued and outstanding.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$823,522	$305,496
Accounts receivable	31,975	9,270
Prepaid expenses and other current assets	22,210	12,952
Total current assets	877,707	327,718
Property, plant and equipment, net	409,150	150,545
Deferred engineering costs	—	110,025
Other non-current assets	54,085	33,518
Total assets	$1,340,942	$621,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,123	$2,852
Accrued and other liabilities	69,970	85,946
Borrowings	162,848	—
Total current liabilities	237,941	88,798
Long-term liabilities:
Borrowings	381,072	53,687
Finance lease liabilities	50,034	50,103
Other non-current liabilities	18,161	10,917
Total long-term liabilities	449,267	114,707

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 800,000,000 authorized: 568,620,208 and 500,453,575 shares outstanding, respectively	5,454	4,774
Additional paid-in capital	1,645,920	1,344,526
Accumulated deficit	(997,701)	(931,060)
Total stockholders’ equity	653,734	418,301
Total liabilities and stockholders’ equity	$1,340,942	$621,806

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Natural gas sales	$61,350	$5,578	$87,339	$14,284
LNG sales	—	19,776	120,951	19,776
Total revenues	61,350	25,354	208,290	34,060

Operating costs and expenses:
LNG cost of sales	—	22,847	131,663	22,847
Operating expenses	5,943	2,520	10,108	4,926
Development expenses	17,687	9,363	35,352	17,504
Depreciation, depletion and amortization	5,854	2,333	9,875	4,985
General and administrative expenses	23,514	17,426	55,839	32,537
Total operating costs and expenses	52,998	54,489	242,837	82,799
Income (loss) from operations	8,352	(29,135)	(34,547)	(48,739)
Interest expense, net	(4,566)	(829)	(6,846)	(6,721)
(Loss) gain on extinguishment of debt, net	—	(152)	—	1,422
Other expense, net	(3,821)	(482)	(25,249)	(3,545)
Loss before income taxes	(35)	(30,598)	(66,642)	(57,583)
Income tax	—	—	—	—
Net loss	$(35)	$(30,598)	$(66,642)	$(57,583)
Net loss per common share(1):
Basic and diluted	$0.00	$(0.08)	$(0.13)	$(0.16)
Weighted-average shares outstanding:
Basic and diluted	534,521	386,045	515,338	371,442

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total shareholders’ equity, beginning balance	$524,655	$181,906	$418,301	$109,090

Preferred stock	61	$61	61	61

Common stock:
Beginning balance	5,229	3,779	4,774	3,309
Common stock issuances	223	251	677	638
Share-based compensation, net	2	18	2	41
Share-based payment	—		1
Warrant exercises	—	—	—	60
Ending balance	5,454	4,048	5,454	4,048

Additional paid-in capital:
Beginning balance	1,517,031	1,021,373	1,344,526	922,042
Common stock issuances	127,859	92,950	299,063	181,726
Share-based compensation, net	811	2,492	1,716	5,148
Share-based payments	219	—	616	—
Warrant exercises	—	—	—	8,117
Warrant cancellation	—	—	—	(218)
Ending balance	1,645,920	1,116,815	1,645,920	1,116,815

Accumulated deficit:
Beginning balance	(997,666)	(843,307)	(931,059)	(816,322)
Net loss	(35)	(30,598)	(66,642)	(57,583)
Ending balance	(997,701)	(873,905)	(997,701)	(873,905)

Total shareholders’ equity, ending balance	$653,734	$247,019	$653,734	$247,019
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(66,642)	$(57,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	9,875	4,985
Amortization of debt issuance costs, discounts and fees	580	3,061
Share-based compensation	1,718	3,129
Share-based payments	616	—
Interest elected to be paid-in-kind	—	508
Loss on financial instruments not designated as hedges	13,472	927
Net gain on extinguishment of debt	—	(1,422)
Other	555	562
Net changes in working capital (Note 15)	(43,672)	14,879
Net cash used in operating activities	(83,498)	(30,954)

Cash flows from investing activities:
Development of natural gas properties	(66,500)	(6,139)
Driftwood Project construction costs	(68,725)	—
Land purchases and land improvements	(17,425)	(611)
Investment in unconsolidated entity	(6,089)	—
Net cash used in investing activities	(158,739)	(6,750)

Cash flows from financing activities:
Proceeds from common stock issuances	309,021	188,040
Equity issuance costs	(9,281)	(5,677)
Borrowing proceeds	501,178	—
Borrowing issuance costs	(11,488)	—
Borrowing principal repayments	—	(119,725)
Tax payments for net share settlement of equity awards (Note 15)	—	(2,990)
Proceeds from warrant exercises	—	8,177
Other	(3,063)	(1)
Net cash provided by financing activities	786,367	67,824

Net increase in cash, cash equivalents and restricted cash	544,130	30,120
Cash, cash equivalents and restricted cash, beginning of period	307,274	81,738
Cash, cash equivalents and restricted cash, end of period	$851,404	$111,858
Supplementary disclosure of cash flow information:
Interest paid	$4,928	$3,099

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The Company has sufficient cash on hand and available liquidity to satisfy its obligations and fund its working capital needs for at least twelve months following the date of issuance of the Condensed Consolidated Financial Statements. The Company has the ability to generate additional proceeds from various other potential financing transactions. We are currently focused on the financing and construction of the Driftwood terminal and continuing to expand our upstream activities.
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
The components of prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$454	$605
Deposits	18,719	3,589
Restricted cash	3,000	—
Derivative assets, net current	—	8,693
Other current assets	37	65
Total prepaid expenses and other current assets	$22,210	$12,952
Deposits
Margin deposits posted with a third-party financial institution related to our financial instrument contracts were approximately $17.6 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively.
Restricted Cash
Restricted cash as of June 30, 2022, represents funds held in escrow under the terms of an agreement to purchase land for the Driftwood Project.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
The components of property, plant and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Upstream natural gas assets:
Proved properties	$156,105	$96,297
Wells in progress	13,115	17,653
Accumulated DD&A	(58,270)	(48,638)
Total upstream natural gas assets, net	110,950	65,312

Driftwood Project assets:
Land and land improvements	49,169	25,222
Driftwood terminal construction in progress	189,980	—
Finance lease assets, net of accumulated DD&A	57,295	57,883
Buildings and other assets, net of accumulated DD&A	356	371
Total Driftwood Project, net	296,800	83,476

Fixed assets and other:
Leasehold improvements and other assets	2,928	3,104
Accumulated DD&A	(1,528)	(1,347)
Total fixed assets and other, net	1,400	1,757
Total property, plant and equipment, net	$409,150	$150,545
Land
We own land in Louisiana intended for the construction of the Driftwood Project.
Driftwood Terminal Construction in Progress
During the year ended December 31, 2021, the Company initiated certain owner construction activities necessary to proceed under our LSTK EPC agreement with Bechtel Energy Inc., formerly known as Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”), for Phase 1 of the Driftwood terminal dated as of November 10, 2017 (the “Phase 1 EPC Agreement”). On March 24, 2022, the Company issued a limited notice to proceed to Bechtel under the Phase 1 EPC Agreement and commenced construction of Phase 1 of the Driftwood terminal on April 4, 2022. As the Company commenced construction activities, Deferred engineering costs and Permitting Costs of approximately $110.0 million and $13.4 million, respectively, were transferred to construction in progress as of March 31, 2022. During the six months ended June 30, 2022, we capitalized approximately $66.6 million of directly identifiable project costs as construction in progress.
NOTE 4 — DEFERRED ENGINEERING COSTS
Deferred engineering costs related to the planned construction of the Driftwood terminal were transferred to construction in progress upon issuing the limited notice to proceed to Bechtel in March 2022. See Note 3, Property, Plant and Equipment, for further information.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 5 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Land lease and purchase options	$825	$6,368
Permitting costs	—	13,408
Right of use asset — operating leases	12,872	10,166
Restricted cash	24,882	1,778
Investment in unconsolidated entity	6,089	—
Driftwood pipeline materials	5,229	—
Other	4,188	1,798
Total other non-current assets	$54,085	$33,518
Land Lease and Purchase Options
During the first quarter of 2022, we exercised the final land purchase options related to the Driftwood terminal. Land purchase options held by the Company as of June 30, 2022 are related to the Driftwood pipeline and other related pipelines.
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
Restricted Cash
Restricted cash as of June 30, 2022 and December 31, 2021, represents cash collateralization of letters of credit associated with a finance lease.

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
NOTE 6 — FINANCIAL INSTRUMENTS
Natural Gas Financial Instruments
During the fourth quarter of 2021, we began entering into natural gas financial futures contracts to economically hedge the commodity price exposure of a portion of our natural gas production. The Company’s open positions as of June 30, 2022, had notional volumes of 5.9 Bcf, with maturities extending through March 2023.
LNG Financial Instruments
During the three months ended December 31, 2021, we entered into LNG financial futures contracts to reduce our exposure to commodity price fluctuations, and to achieve more predictable cash flows relative to two LNG cargos that we were committed to purchase from and sell to unrelated third-party LNG merchants in the normal course of business in January and April 2022. As of June 30, 2022, there were no open LNG financial instrument positions.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the effect of the Company’s financial futures contracts which are included within Other expense, net on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Natural gas financial futures contracts:
Realized loss	$10,536	$548	$11,251	$1,202
Unrealized gain (loss)	6,790	—	(8,311)	—
LNG financial futures contracts:
Realized gain	—	—	3,532	—
Unrealized loss	—	—	5,161	—
The following table presents the classification of the Company’s financial derivative assets and liabilities that are required to be measured at fair value on a recurring basis on the Company’s Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2022	December 31, 2021
Current assets:
LNG financial futures contracts	—	$8,693
Current liabilities:
Natural gas financial futures contracts	$8,311	—
The Company’s natural gas and LNG financial instruments are valued using quoted prices in active exchange markets as of the balance sheet date and are classified as Level 1 within the fair value hierarchy.
NOTE 7 — ACCRUED AND OTHER LIABILITIES
    The components of accrued and other liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Upstream accrued liabilities	$25,498	$26,421
Payroll and compensation	18,685	50,243
Accrued taxes	569	991
Driftwood Project development activities	6,719	435
Lease liabilities	2,609	2,279
Current derivative liabilities	8,311	—
Other	7,579	5,577
Total accrued and other liabilities	$69,970	$85,946

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 8 — BORROWINGS
The following tables summarize the Company’s borrowings as of June 30, 2022, and December 31, 2021 (in thousands):

	June 30, 2022
	Principal repayment obligation	Unamortized DFC	Carrying value
Senior Secured Convertible Notes, current	$166,666	$(3,818)	$162,848
Senior Secured Convertible Notes, non-current	333,334	(7,194)	326,140
Senior Notes due 2028	57,678	(2,746)	54,932
Total borrowings	$557,678	$(13,758)	$543,920

	December 31, 2021
	Principal repayment obligation	Unamortized DFC	Carrying value
Senior Notes due 2028	$56,500	$(2,813)	$53,687
Total borrowings	$56,500	$(2,813)	$53,687

Senior Secured Convertible Notes due 2025
On June 3, 2022, we issued and sold $500.0 million aggregate principal amount of 6.00% Senior Secured Convertible Notes due May 1, 2025 (the “Convertible Notes”). Net proceeds from the Convertible Notes were approximately $488.7 million after deducting fees and expenses. The Convertible Notes have quarterly interest payments due on February 1, May 1, August 1, and November 1 of each year and on the maturity date. Debt issuance costs of approximately $11.5 million were capitalized and are being amortized over the full term of the Convertible Notes using the effective interest rate method.
The holders of the Convertible Notes have the right to convert the Convertible Notes into shares of our common stock at an initial conversion rate of 174.703 shares per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $5.724 per share of common stock) (the “Conversion Price”), subject to adjustment in certain circumstances. Holders of the Convertible Notes may force the Company to redeem the Notes for cash upon (i) a fundamental change or (ii) an event of default. The Company will force the holders of the Notes to convert all of the Convertible Notes if the trading price of our common stock closes above 200% of the Conversion Price for 20 consecutive trading days and certain other conditions are satisfied. The Company may provide written notice to each holder of the Convertible Notes calling all of such holder’s Convertible Notes for a cash purchase price equal to 120% of the principal amount being redeemed, plus accrued and unpaid interest (the “Optional Redemption”), and each holder will have the right to accept or reject such Optional Redemption. On each of May 1, 2023 and May 1, 2024, the holders of the Convertible Notes may redeem up to $166.6 million of the initial principal amount of the Convertible Notes at par, plus accrued and unpaid interest (the “Redemption Amount”). The Company classified the Redemption Amount in respect of May 1, 2023 as a current borrowing on the Condensed Consolidated Balance Sheet as of June 30, 2022.
Our borrowing obligations under the Convertible Notes are collateralized by a first priority lien on the Company’s equity interests in Tellurian Production Holdings, LLC (“Tellurian Production Holdings”), a wholly owned subsidiary of Tellurian Inc. Tellurian Production Holdings owns all of the Company’s upstream natural gas assets described in Note 3, Property, Plant and Equipment. Upon the Company’s compliance with its obligations in respect of an Optional Redemption (regardless of whether holders accept or reject the redemption), the lien on the equity interests in Tellurian Production Holdings will be automatically released. The Convertible Notes contain a minimum cash covenant and non-financial covenants. As of June 30, 2022, we remained in compliance with all covenants under the Convertible Notes.
As of June 30, 2022, the estimated fair value of the Convertible Notes, was approximately $465.3 million. The Level 3 fair value was estimated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and inputs that are not observable in the market.
Senior Notes due 2028
On November 10, 2021, we sold in a registered public offering $50.0 million aggregate principal amount of 8.25% Senior Notes due November 30, 2028 (the “Senior Notes”). Net proceeds from the Senior Notes were approximately $47.5 million after deducting fees. The underwriter was granted an option to purchase up to an additional $7.5 million of the Senior Notes within 30 days. On December 7, 2021, the underwriter exercised the option and purchased an additional

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
$6.5 million of the Senior Notes resulting in net proceeds of approximately $6.2 million after deducting fees. The Senior Notes have quarterly interest payments due on January 31, April 30, July 31, and October 31 of each year and on the maturity date. As of June 30, 2022, the Company was in compliance with all covenants under the indenture governing the Senior Notes. The Senior Notes are traded on the NYSE American under the symbol “TELZ,” and are classified as Level 1 within the fair value hierarchy. As of June 30, 2022, the closing market price per Senior Note was $21.85.
At-the-Market Debt Offering Program
On December 17, 2021, we entered into an at-the-market debt offering program under which the Company may offer and sell from time to time on the NYSE American up to an aggregate principal amount of $200.0 million of additional Senior Notes. For the six months ended June 30, 2022, we sold approximately $1.2 million aggregate principal amount of additional Senior Notes for total proceeds of approximately $1.1 million after fees and commissions under our at-the-market debt offering program.
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
As a result of repaying the outstanding balance prior to its contractual maturity, an approximately $4.4 million in unamortized DFC and discount was included in the computation of the gain from the extinguishment of the 2019 Term Loan.
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
2018 Term Loan
On September 28, 2018, Tellurian Production Holdings entered into a three-year senior secured term loan credit agreement (the “2018 Term Loan”) in an aggregate principal amount of $60.0 million. On February 18, 2021, we voluntarily repaid approximately $43.0 million of the 2018 Term Loan outstanding principal balance. Then, on April 23, 2021, we voluntarily repaid the remaining outstanding principal balance of $17.0 million.
These voluntary repayments resulted in losses of approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2021, respectively, which were recognized within (Loss) gain on extinguishment of debt, net, on our Condensed Consolidated Statements of Operations.
Trade Finance Credit Line
On July 19, 2021, we entered into an uncommitted trade finance credit line for up to $30.0 million that is intended to finance the purchase of LNG cargos for ultimate resale in the normal course of business. On December 7, 2021, the uncommitted trade finance credit line was amended and increased to $150.0 million. As of June 30, 2022, no amounts were drawn under this credit line.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
On January 26, 2022, our wholly owned subsidiary Tellurian Trading UK Ltd entered into an agreement to cancel three LNG cargos that the Company was committed to purchase in April, July and October 2022 under a master LNG sale and purchase agreement (“LNG SPA”) we entered into in April 2019 with an unrelated third-party LNG merchant. The Company is required to pay a cancellation fee of approximately $1.0 million for all three LNG cargos. As of June 30, 2022, a balance of approximately $690.0 thousand remains outstanding and is included within Accrued and other liabilities on our Condensed Consolidated Balance Sheet. The Company does not have any further commitments or obligations under this LNG SPA.
Related Party Contractor Service Fees and Expenses
The Company entered into a one-year independent contractor agreement, effective January 1, 2022, with Mr. Martin Houston, who serves as Vice Chairman and a member of the Company’s Board of Directors. Pursuant to the terms and conditions of this agreement, the Company pays Mr. Houston a monthly fee of $50.0 thousand plus approved expenses. For the three and six months ended June 30, 2022, the Company paid Mr. Houston $150.0 thousand and $325.0 thousand, respectively, for contractor service fees and expenses. As of June 30, 2022, there were no balances due to Mr. Houston.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 10 — STOCKHOLDERS’ EQUITY
At-the-Market Equity Offering Programs
We maintain multiple at-the-market equity offering programs pursuant to which we may sell shares of our common stock from time to time on the NYSE American. During the six months ended June 30, 2022, we issued 67.7 million shares of our common stock under our at-the-market equity offering programs for net proceeds of approximately $299.7 million. As of June 30, 2022, we had remaining availability under such at-the-market programs to raise aggregate gross sales proceeds of up to approximately $323.7 million.
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
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into either cash, stock, or a combination thereof. As of June 30, 2022, there was no Restricted Stock that would be required to be settled in cash.
As of June 30, 2022, we had approximately 31.9 million shares of primarily performance-based Restricted Stock outstanding, of which approximately 19.2 million shares will vest entirely at FID, as defined in the award agreements, and approximately 11.7 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of primarily performance-based Restricted Stock, totaling approximately 1.0 million shares, will vest based on other criteria. As of June 30, 2022, no expense had been recognized in connection with performance-based Restricted Stock.
For the three and six months ended June 30, 2022, the recognized share-based compensation expenses related to all share-based awards totaled approximately $0.8 million and $1.7 million, respectively. As of June 30, 2022, unrecognized compensation expenses, based on the grant date fair value, for all share-based awards totaled approximately $204.2 million. Further, approximately 31.9 million shares of primarily performance-based Restricted Stock, as well as approximately 11.1 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.

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
Long-term incentive awards
Long-term incentive (“LTI”) awards under the ICP were granted in January 2022 in the form of “tracking units,” at the discretion of the Company’s Board of Directors (the “2021 LTI Award”). Each such tracking unit has a value equal to one share of Tellurian common stock and entitles the grantee to receive, upon vesting, a cash payment equal to the closing price of our common stock on the trading day prior to the vesting date. These tracking units will vest in three equal tranches at grant date, and the first and second anniversaries of the grant date. Non-vested tracking unit awards as of June 30, 2022 and awards granted during the period were as follows:

	Number of Tracking Units (in thousands)	Price per Tracking Unit
Balance at January 1, 2022	—	—
Granted	19,332	$3.09
Vested	(6,444)	3.38
Forfeited	(110)	3.34
Unvested balance at June 30, 2022	12,778	$2.98

We recognize compensation expense for awards with graded vesting schedules over the requisite service periods for each separately vesting portion of the award as if each award was in substance multiple awards. Compensation expense for the first tranche of the 2021 LTI Award that vested at the grant date was recognized over the performance period when it was probable that the performance condition was achieved. Compensation expense for the second and third tranches of the 2021 LTI Award is recognized on a straight-line basis over the requisite service period. Compensation expense for unvested tracking units is subsequently adjusted each reporting period to reflect the estimated payout levels based on changes in the Company’s stock price and actual forfeitures. For the three and six months ended June 30, 2022, we recognized approximately $1.6 million and $14.3 million, respectively, in compensation expense for the second and third tranches of the 2021 LTI Award.
NOTE 13 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2022 and December 31, 2021. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three and six months ended June 30, 2022.

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

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
options will be exercised, none are recognized as part of our right of use assets and lease liabilities. As none of our leases provide an implicit rate, we have determined our own discount rate.

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in thousands):

Leases	Consolidated Balance Sheets Classification	June 30, 2022	December 31, 2021
Right of use asset
Operating	Other non-current assets	$12,872	$10,166
Finance	Property, plant and equipment, net	57,295	57,883
Total leased assets		$70,167	$68,049
Liabilities
Current
Operating	Accrued and other liabilities	$2,473	$2,147
Finance	Accrued and other liabilities	136	132
Non-Current
Operating	Other non-current liabilities	11,910	9,563
Finance	Finance lease liabilities	50,034	50,103
Total leased liabilities		$64,553	$61,945
Lease costs recognized in our Consolidated Statements of Operations is summarized as follows (in thousands):

	Six months ended
Lease Costs	2022	2021
Operating lease cost	$1,452	$1,448
Finance lease cost
Amortization of lease assets	587	201
Interest on lease liabilities	1,990	911
Finance lease cost	$2,577	$1,112
Total lease cost	$4,029	$2,560
Other information about lease amounts recognized in our Consolidated Financial Statements is as follows:

June 30, 2022
Lease term and discount rate
Weighted average remaining lease term (years)
Operating lease	5.0
Finance lease	48.9
Weighted average discount rate
Operating lease	6.1%
Finance lease	9.4%

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table includes other quantitative information for our operating and finance leases (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,494	$724
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$2,668	$—

The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of June 30, 2022 (in thousands):

	Operating	Finance
2022	$1,614	$2,055
2023	3,316	4,111
2024	3,359	4,111
2025	3,401	4,111
2026	3,423	4,111
After 2026	1,633	182,222
Total lease payments	$16,746	$200,721
Less: discount	2,362	150,551
Present value of lease liability	$14,384	$50,170
NOTE 15 — ADDITIONAL CASH FLOW INFORMATION
The following table provides information regarding the net changes in working capital (in thousands):

	Six Months Ended June 30,
	2022	2021
Accounts receivable	$(22,705)	$398
Prepaid expenses and other current assets [1]	(11,454)	(350)
Accounts payable	2,271	2,048
Accounts payable due to related parties	—	(910)
Accrued liabilities [1]	(12,585)	14,439
Other, net	801	(746)
Net changes in working capital	$(43,672)	$14,879
1 Excludes changes in the Company’s derivative assets and liabilities.
The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2022	2021
Non-cash accruals of property, plant and equipment and other non-current assets	$(3,551)	$5,367
Non-cash settlement of withholding taxes associated with the 2019 bonus and vesting of certain awards	—	2,990
Non-cash settlement of the 2019 bonus	—	5,430

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$823,522	$111,858
Current restricted cash	3,000	—
Non-current restricted cash	24,882	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$851,404	$111,858
NOTE 16 — DISCLOSURE ABOUT SEGMENTS AND RELATED INFORMATION
During the quarter ended June 30, 2022, the Company commenced construction of the Driftwood terminal under the Phase 1 EPC Agreement with Bechtel while continuing to increase its natural gas presence in the Haynesville Shale basin in northern Louisiana and expanding its natural gas marketing activities. The Company’s Chief operating decision maker (“CODM”) determined to place additional emphasis and visibility on operating cash flows generated by our upstream and natural gas marketing business activities. Consequently, we identified the Upstream, Midstream and Marketing & Trading components as the Company’s operating segments.
These functions have been defined as the operating segments of the Company because (1) they are engaged in business activities from which revenues are recognized and expenses are incurred, (2) their operating results are regularly reviewed by the Company’s CODM to make decisions about resources to be allocated to the segment and to assess its performance, and (3) they are segments for which discrete financial information is available.
Factors used to identify these operating segments are based on the nature of the business activities that are undertaken by each component. The Upstream segment is organized and operates to produce natural gas. The Midstream segment is organized to develop, construct and operate LNG terminals and pipelines. The Marketing & Trading segment is organized and operates to purchase and sell natural gas, market the Driftwood terminal’s LNG production capacity and trade LNG. These operating segments represent the Company’s reportable segments. The Company’s CODM does not currently assess segment performance or allocate resources based on a measure of total assets. Accordingly, a total asset measure has not been provided for segment disclosure.
The remainder of our business is presented as “Corporate,” and consists of corporate costs and intersegment eliminations.

Three Months Ended June 30, 2022	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$—	$—	$61,350	$—	$61,350
Intersegment revenues (purchases) (2)	61,352	(230)	(59,404)	(1,718)	—
Segment operating profit (loss) (3)	38,505	(20,016)	(4,292)	(5,845)	8,352
Interest expense, net	—	(995)	—	(3,571)	(4,566)
Other income (loss), net	—	—	(3,746)	(75)	(3,821)
Consolidated loss before tax					$(35)

Three Months Ended June 30, 2021	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$—	$—	$25,354	$—	$25,354
Intersegment revenues (purchases) (2)	5,578	—	(5,578)	—	—
Segment operating profit (loss) (3)	(6,310)	(10,740)	(8,876)	(3,209)	(29,135)
Interest expense, net	(382)	(456)	—	9	(829)
Gain (loss) on extinguishment of debt	(152)	—	—	—	(152)
Other income (loss), net	(548)	—	—	66	(482)
Consolidated loss before tax					$(30,598)

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2022	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$—	$—	$208,290	$—	$208,290
Intersegment revenues (purchases) (2)	87,341	(230)	(77,115)	(9,996)	—
Segment operating profit (loss) (3)	43,101	(37,800)	(16,583)	(23,265)	(34,547)
Interest expense, net	—	(1,990)	(454)	(4,402)	(6,846)
Other income (loss), net	—	—	(25,758)	509	(25,249)
Consolidated loss before tax					$(66,642)

Six Months Ended June 30, 2021	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$—	$—	$34,060	$—	$34,060
Intersegment revenues (purchases) (2)	14,274	—	(14,274)	—	—
Segment operating loss (3)	(8,034)	(16,013)	(12,712)	(11,980)	(48,739)
Interest expense, net	(1,635)	(2,730)	—	(2,356)	(6,721)
Gain (loss) on extinguishment of debt	(665)	2,087	—	—	1,422
Other (loss) income, net	(1,202)	(2,493)	—	150	(3,545)
Consolidated loss before tax					$(57,583)

(1) The Company's Marketing & Trading operating segment purchases and sells all of the Company's Upstream natural gas production to third party-purchasers. Intersegment revenues are eliminated at consolidation.

(2) Intersegment revenues related to our Marketing & Trading operating segment are a result of intersegment revenues and cost allocations using a cost plus transfer pricing methodology. Intersegment revenues are eliminated at consolidation.

(3) Operating profit (loss), is defined as operating revenues less operating costs and allocated corporate costs.

	Six months ended June 30,
Capital expenditures	2022	2021
Upstream	$66,500	$6,139
Midstream	86,150	611
Marketing & Trading	—	—
Total capital expenditures for reportable segments	152,650	6,750
Corporate capital expenditures	—	—
Consolidated capital expenditures	$152,650	$6,750
NOTE 17 — SUBSEQUENT EVENTS
Asset Acquisition
On July 13, 2022, the Company entered into a purchase and sale agreement for the acquisition of certain natural gas assets in the Haynesville Shale for $125 million in cash subject to customary adjustments upon closing and an additional contingent cash payment of $7.5 million based on future natural gas prices.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Recent Accounting Standards
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing and plans to operate a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), an associated pipeline (the “Driftwood pipeline”), other related pipelines, and upstream natural gas assets (collectively referred to as the “Business”). The Driftwood terminal and the Driftwood pipeline are collectively referred to as the “Driftwood Project.” As of June 30, 2022, our existing natural gas assets consisted of 14,876 net acres and interests in 84 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, which includes increasing our asset base, we will consider various commercial arrangements with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties, trading of LNG, the acquisition of additional upstream acreage and drilling of new wells on our existing or newly acquired upstream acreage. We are currently focused on the financing and construction of the Driftwood terminal and continuing to expand our upstream activities.
We continue to evaluate the scope and other aspects of our Business in light of the evolving economic environment, needs of potential counterparties and other factors. How we execute our Business will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and market feedback.
Overview of Significant Events
Limited Notice to Proceed
On March 24, 2022, the Company issued a limited notice to proceed to Bechtel Energy Inc., formerly known as Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”), under our LSTK EPC agreement for Phase 1 of the Driftwood terminal dated as of November 10, 2017 (the “Phase 1 EPC Agreement”). The Company commenced construction of Phase 1 of the Driftwood terminal on April 4, 2022.
Senior Secured Convertible Notes due 2025
On June 3, 2022, we issued and sold $500.0 million aggregate principal amount of 6.00% Senior Secured Convertible Notes due May 1, 2025 (the “Convertible Notes”). Net proceeds from the Convertible Notes were approximately $488.7 million after deducting fees and expenses.
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand and cash generated from our upstream natural gas sales. Our current capital resources consist of approximately $823.5 million of cash and cash equivalents as of June 30, 2022. We currently maintain at-the-market debt and equity offering programs pursuant to which we sell our Senior Notes and common stock from time to time. As of the date of this filing, we have remaining availability to raise aggregate gross sales proceeds of approximately $522.6 million under these programs.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
As of June 30, 2022, we had total indebtedness of approximately $557.7 million, of which approximately $166.7 million is subject to redemption at the sole discretion of holders of the Senior Secured Convertible Notes due 2025 within the next twelve months. We also had contractual obligations associated with our finance and operating leases totaling approximately $217.5 million, of which approximately $7.4 million is scheduled to be paid within the next twelve months.
The Company has sufficient cash on hand and available liquidity to satisfy its obligations and fund its working capital needs for at least twelve months following the date of issuance of the consolidated financial statements. The Company has the ability to generate additional proceeds from various other potential financing transactions. We are currently focused on the financing and construction of the Driftwood terminal and continuing to expand our upstream activities.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(83,498)	$(30,954)
Cash used in investing activities	(158,739)	(6,750)
Cash provided by financing activities	786,367	67,824
Net increase in cash, cash equivalents and restricted cash	544,130	30,120
Cash, cash equivalents and restricted cash, beginning of the period	307,274	81,738
Cash, cash equivalents and restricted cash, end of the period	$851,404	$111,858

Net working capital	$639,766	$61,398
Cash used in operating activities for the six months ended June 30, 2022 increased by approximately $52.5 million due to an overall increase in disbursements in the normal course of business. The increase was partially offset by an approximately $22.7 million increase in accounts receivable for the six months ended June 30, 2022 due to the positive impact of increased natural gas prices and production volumes, as compared to the same period in 2021.
Cash used in investing activities for the six months ended June 30, 2022 increased by approximately $152.0 million compared to the same period in 2021 primarily related to increased natural gas development activities of approximately $66.5 million, Driftwood Project construction costs of approximately $68.7 million, Driftwood Project land purchases and land improvements of approximately $17.4 million, and an investment of approximately $6.1 million in an unconsolidated entity, as compared to the same period in 2021.
Cash provided by financing activities for the six months ended June 30, 2022 increased by approximately $718.5 million compared to the same period in 2021. This increase is primarily due to approximately $489.7 million in net proceeds from borrowing issuances in the current period, as compared to approximately $119.7 million in principal repayments of borrowings in the prior period. The increase is also due to approximately $299.7 million in net proceeds from equity issuances as compared to approximately $182.4 million in the prior period.
Borrowings
As of June 30, 2022, we had total indebtedness of approximately $557.7 million. See Note 8, Borrowings, for further information.
Capital Development Activities
The activities we have proposed will require significant amounts of capital and are subject to risks and delays in completion. We have received all regulatory approvals for the construction of Phase 1 of the Driftwood terminal and, as a result, our business success will depend, to a significant extent upon our ability to obtain the funding necessary to construct assets on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process. We initiated certain owner construction activities necessary to proceed under the Phase 1 EPC Agreement with Bechtel and increased our upstream development activities. In March 2022, we issued a limited notice to proceed to Bechtel under our Phase 1 EPC Agreement and commenced the construction of Phase 1 of the Driftwood terminal in April 2022.

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
We anticipate funding our more immediate liquidity requirements relative to the commencement of construction of the Driftwood terminal, natural gas activities, and general and administrative expenses through the use of cash on hand, proceeds from operations, and proceeds from completed and future issuances of securities by us. Investments in the construction of the Driftwood terminal and natural gas development may be significant in 2022, but the size of those investments will depend on, among other things, commodity prices, Driftwood Project financing developments and other liquidity considerations, and our continuing analysis of strategic risks and opportunities. Consistent with our overall financing strategy, the Company has considered, and in some cases discussed with investors, various potential financing transactions, including issuances of debt, equity and equity-linked securities or similar transactions, to support its short- and medium-term capital requirements. The Company will continue to evaluate its cash needs and business outlook, and it may execute one or more transactions of this type in the future.
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Natural gas sales	$61,350	$5,578	$87,339	$14,284
LNG sales	—	19,776	120,951	19,776
Total revenues	61,350	25,354	$208,290	34,060
LNG cost of sales	—	22,847	131,663	22,847
Operating expenses	5,943	2,520	10,108	4,926
Development expenses	17,687	9,363	35,352	17,504
Depreciation, depletion and amortization	5,854	2,333	9,875	4,985
General and administrative expenses	23,514	17,426	55,839	32,537
Income (loss) from operations	8,352	(29,135)	(34,547)	(48,739)
Interest expense, net	(4,566)	(829)	(6,846)	(6,721)
(Loss) gain on extinguishment of debt, net	—	(152)	—	1,422
Other expense, net	(3,821)	(482)	(25,249)	(3,545)
Income tax benefit	—	—	—	—
Net loss	$(35)	$(30,598)	$(66,642)	$(57,583)
The most significant changes affecting our results of operations for the three months ended June 30, 2022 compared to the same period in 2021, on a consolidated basis and by segment, are the following:
Upstream
•Increase of approximately $55.8 million in Natural gas sales as a result of increased realized natural gas prices and increased production volumes attributable to newly drilled and completed wells during the second quarter of 2022.
•Increase of approximately $3.5 million in Operating expenses as a result of increased production volumes attributable to newly drilled and completed wells during the second quarter of 2022.
•Increase of approximately $3.5 million in DD&A primarily attributable to a higher net book value utilized in the calculation of DD&A due to increased capital expenditures and production volumes during the current period.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Marketing & Trading
•Decreases of approximately $19.8 million and approximately $22.8 million in LNG sales and LNG cost of sales, respectively, as a result of the sale of an LNG cargo during the three months ended June 30, 2021.
Midstream
•Increase of approximately $8.3 million in Development expenses primarily attributable to approximately $6.2 million in the cost of land and roads donated for public use in the state of Louisiana and an approximately $2.0 million increase in technical and engineering services associated with pipeline development activities.
Primarily as a result of the foregoing, our consolidated Net loss was approximately $35.0 thousand for the three months ended June 30, 2022, compared to a Net loss of approximately $30.6 million during the same period in 2021.

The most significant changes affecting our results of operations for the six months ended June 30, 2022 compared to the same period in 2021, on a consolidated basis and by segment, are the following:
Upstream
•Increase of approximately $73.1 million in Natural gas sales as a result of increased realized natural gas prices and increased production volumes attributable to newly drilled and completed wells during the six months ended June 30, 2022.
•Increase of approximately $5.1 million in Operating expenses as a result of increased production volumes attributable to newly drilled and completed wells during the second quarter of 2022.
•Increase of approximately $4.9 million in DD&A primarily attributable to a higher net book value utilized in the calculation of DD&A due to increased capital expenditures and production volumes during the current period.
Marketing & Trading
•Increases of approximately $101.2 million and approximately $108.8 million in LNG sales and LNG cost of sales, respectively, as a result of increased realized sales and purchase prices of an LNG cargo sold during the first quarter of 2022, as compared to the realized price of an LNG cargo sold during the second quarter of 2021.
•Increase of approximately $21.7 million in Other expense, net primarily attributable to an approximately $13.5 million unrealized loss on financial instruments due to changes in the fair value of the Company’s derivative instruments during the current period and approximately $11.3 million of realized loss on the settlement of natural gas financial instruments, as compared to the same period in 2021. The losses on financial instruments were partially offset by approximately $3.5 million of realized gain on the settlements of LNG financial instruments in the current period.
Midstream
•Increase of approximately $17.8 million in Development expenses primarily attributable to approximately $6.2 million in the cost of land and roads donated for public use in the state of Louisiana, an approximately $2.2 million increase in technical and engineering services associated with pipeline development activities, and an approximately $9.4 million increase in compensation expenses and other development expenses associated with the Driftwood Project.
Consolidated
•Increase of approximately $23.3 million in General and administrative expenses primarily attributable to activities in the normal course of business.
Primarily as a result of the foregoing, our consolidated Net loss was approximately $66.6 million for the six months ended June 30, 2022, compared to a Net loss of approximately $57.6 million during the same period in 2021.
Recent Accounting Standards
We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.
Critical Accounting Estimates
There were no changes made by management to the critical accounting policies in the three months ended June 30, 2022. Please refer to the Summary of Critical Accounting Estimates section within Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates and accounting policies.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our Business.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except for the risk factors discussed below.
If the conditions precedent to any of our LNG sale and purchase agreements (the “LNG SPAs”) cannot be satisfied or extended on acceptable terms, or at all, such LNG SPAs may be terminated.
In 2021, Driftwood LNG LLC (“Driftwood LNG”) entered into an LNG SPA with each of Vitol Inc. (“Vitol”) and Gunvor Singapore Pte Ltd (“Gunvor”) and two LNG SPAs with Shell NA LLC (“Shell”). Conditions precedent to each party’s obligation to consummate the transactions contemplated by each LNG SPA include (i) Driftwood LNG having issued to Bechtel Oil, Gas and Chemicals, Inc. an unconditional full notice to proceed for the construction of the first two plants of the Driftwood terminal and (ii) Driftwood LNG or an affiliate thereof having secured the necessary financing arrangements to construct such plants and having achieved financial close under such arrangements. The LNG SPAs with Vitol and Shell have a conditions precedent deadline of July 31, 2022, and the LNG SPA with Gunvor has a conditions precedent deadline of December 31, 2022. If the conditions precedent to the applicable LNG SPA are not satisfied by such conditions precedent deadline, either party to the SPA can terminate such SPA, subject to each SPA’s notice requirements. There can be no assurance that we will be able to satisfy or extend the conditions precedent deadlines on acceptable terms, or at all. The termination of any LNG SPAs could negatively affect our ability to secure additional equity and/or debt financing to complete the Driftwood Project on acceptable terms, or at all.
If completed, our proposed Acquisition (as defined below) may not achieve its intended results and may result in us assuming unanticipated liabilities. To date, we have conducted only limited diligence regarding the assets and liabilities we would assume in the Acquisition.
On July 13, 2022, we entered into a purchase and sale agreement (the “Acquisition Agreement”) pursuant to which we expect to acquire certain natural gas assets in the Haynesville Shale for $125 million in cash, subject to customary closing conditions and purchase price adjustments (the “Acquisition”), with the expectation that the Acquisition would result in various benefits, growth opportunities and synergies. Achieving the anticipated benefits of the Acquisition is subject to a number of risks and uncertainties. For example, under the Acquisition Agreement, we have the opportunity to conduct customary environmental and title due diligence following the execution of the agreement, but our diligence efforts to date have been limited. As a result, we may discover title defects or adverse environmental or other conditions of which we are currently unaware. Environmental, title and other problems could reduce the value of the properties to us, and, depending on the circumstances, we could have limited or no recourse with respect to those problems. We would assume substantially all of the liabilities associated with the acquired properties and would be entitled to indemnification in connection with those liabilities in only limited circumstances and in limited amounts. We cannot assure you that such potential remedies will be adequate for any liabilities we incur, and such liabilities could be significant. In addition, certain of the properties to be acquired are subject to consents to assign and preference rights. If all applicable waivers cannot be obtained, we may not be able to acquire certain properties as originally contemplated and our expected benefits of the acquisition may be adversely affected. Also, it is uncertain whether our existing operations and the acquired properties and assets can be integrated in an efficient and effective manner.
As with other acquisitions, the success of the Acquisition depends on, among other things, the accuracy of our assessment of the reserves and drilling locations associated with the acquired properties, future commodity prices and operating costs and various other factors. These assessments are necessarily inexact. As a result, we may not recover the purchase price for the Acquisition from the sale of production from the properties or recognize acceptable rates of return from such sales.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None that occurred during the three months ended June 30, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended June 30, 2022.
ITEM 5. OTHER INFORMATION
LNG SPAs
On August 1, 2022, Driftwood LNG entered into an amendment (the “Shell Amendment”) to the two previously announced LNG SPAs with Shell NA LNG LLC (“Shell”) dated July 29, 2021. Among other things, the Shell Amendment amended the LNG SPAs with Shell to provide that (i) either party may terminate either LNG SPA immediately (whereas the LNG SPAs had previously provided that such a termination required 45 days’ notice) and (ii) Driftwood LNG must provide Shell with five days’ prior written notice of the date that all of the conditions precedent are satisfied. The foregoing description of the Shell Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Shell Amendment, which is attached as Exhibit 10.6 to this report and incorporated herein by reference.
On August 2, 2022, Driftwood LNG entered into an amendment (the “Vitol Amendment”) to the previously announced LNG SPA with Vitol Inc. (“Vitol”) dated June 2, 2021. Among other things, the Vitol Amendment amended the LNG SPA with Vitol to provide that Driftwood LNG must provide Vitol with five days’ prior written notice of the date that all of the conditions precedent are satisfied. The foregoing description of the Vitol Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Vitol Amendment, which is attached as Exhibit 10.7 to this report and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description
1.1
Amendment to Distribution Agreement, dated as of April 7, 2022, by and between Tellurian Inc. and T.R. Winston & Company, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 7, 2022)

1.2
Placement Agent Agreement, dated as of June 1, 2022, by and between Tellurian Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 3, 2022)

1.3
Placement Agent Agreement, dated as of June 1, 2022, by and between Tellurian Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on June 3, 2022)

4.1
Indenture, dated as of June 3, 2022, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 3, 2022)

4.2
First Supplemental Indenture, dated as of June 3, 2022, by and among Tellurian Inc., as issuer, Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 3, 2022)

4.3*
Second Supplemental Indenture, dated as of July 18, 2022, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, relating to the 6.00% Senior Secured Convertible Notes due 2025

4.4	Form of 6.00% Senior Secured Convertible Note due 2025 (included as Exhibit A to Exhibit 4.2)
10.1†‡
Retirement Agreement and General Release, dated as of May 13, 2022, by and between Tellurian Inc. and R. Keith Teague (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022)

10.2†‡
Consulting Agreement, dated as of May 13, 2022, by and between Tellurian Inc. and R. Keith Teague (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2022)

10.3‡
Securities Purchase Agreement, dated as of June 1, 2022, by and between Tellurian Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2022)

10.4††‡
Purchase and Sale Agreement, dated as of July 13, 2022, by and between Tellurian Production LLC, EnSight IV Energy Partners, LLC and EnSight Haynesville Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2022)

10.5‡*
Change Order CO-009, dated as of July 15, 2022, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.)

10.6 *	Amendment No. 1, dated as of August 1, 2022, of LNG Sale and Purchase Agreements 1 & 2 by and between Driftwood LNG LLC and Shell NA LNG LLC
10.7 *	Amendment No. 1, dated as of August 2, 2022, of LNG Sale and Purchase Agreement by and between Driftwood LNG LLC and Vitol Inc.
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

Exhibit No.	Description
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(2) or 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.
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

TELLURIAN INC.

Date:	August 3, 2022	By:	/s/ L. Kian Granmayeh
L. Kian Granmayeh
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	August 3, 2022	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.