Form 10-Q
period 2022-09-30
TELLURIAN INC. /DE/
filed 2022-11-02
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☐ No ☒
    As of October 28, 2022, there were 564,817,568 shares of common stock, $0.01 par value, issued and outstanding.
Tellurian Inc.

Cautionary Information About Forward-Looking Statements
The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, that address activity, events, or developments with respect to our financial condition, results of operations, or economic performance that we expect, believe or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “initial,” “intend,” “likely,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “proposed,” “should,” “will,” “would” and similar terms, phrases, and expressions are intended to identify forward-looking statements. These forward-looking statements relate to, among other things:
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
DEFINITIONS
    To the extent applicable, and as used in this quarterly report, the terms listed below have the following meanings:

Bcf	Billion cubic feet of natural gas
DD&A	Depreciation, depletion and amortization
DFC	Deferred financing costs
EPC	Engineering, procurement and construction
FID	Final investment decision as it pertains to the Driftwood Project
GAAP	Generally accepted accounting principles in the U.S.
LNG	Liquefied natural gas
LSTK	Lump sum turnkey
Mtpa	Million tonnes per annum
MmBtu	Million British thermal unit
NYSE American	NYSE American LLC
NYMEX	New York Mercantile Exchange, Inc.
Phase 1	Plants one and two of the Driftwood terminal
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
U.S.	United States
USACE	U.S. Army Corps of Engineers

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$607,498	$305,496
Accounts receivable	62,609	9,270
Prepaid expenses and other current assets	31,457	12,952
Total current assets	701,564	327,718
Property, plant and equipment, net	670,913	150,545
Deferred engineering costs	—	110,025
Other non-current assets	57,805	33,518
Total assets	$1,430,282	$621,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,407	$2,852
Accrued and other liabilities	149,874	85,946
Borrowings	163,274	—
Total current liabilities	330,555	88,798
Long-term liabilities:
Borrowings	381,561	53,687
Finance lease liabilities	49,998	50,103
Other non-current liabilities	27,570	10,917
Total long-term liabilities	459,129	114,707

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 800,000,000 authorized: 564,856,629 and 500,453,575 shares outstanding, respectively	5,456	4,774
Additional paid-in capital	1,647,015	1,344,526
Accumulated deficit	(1,011,934)	(931,060)
Total stockholders’ equity	640,598	418,301
Total liabilities and stockholders’ equity	$1,430,282	$621,806

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Natural gas sales	$81,103	$15,638	$168,442	$29,922
LNG sales	—	—	120,951	19,776
Total revenues	81,103	15,638	289,393	49,698

Operating costs and expenses:
LNG cost of sales	—	339	131,663	23,186
Operating expenses	8,428	2,729	18,536	7,655
Development expenses	12,891	8,823	48,244	26,327
Depreciation, depletion and amortization	12,860	3,735	22,735	8,720
General and administrative expenses	41,495	14,528	97,334	47,065
Total operating costs and expenses	75,674	30,154	318,512	112,953
Income (loss) from operations	5,429	(14,516)	(29,119)	(63,255)
Interest expense, net	(6,944)	(968)	(13,790)	(7,689)
Gain on extinguishment of debt, net	—	—	—	1,422
Other expense, net	(12,718)	(448)	(37,966)	(3,993)
Loss before income taxes	(14,233)	(15,932)	(80,875)	(73,515)
Income tax	—	—	—	—
Net loss	$(14,233)	$(15,932)	$(80,875)	$(73,515)
Net loss per common share(1):
Basic and diluted	$(0.03)	$(0.04)	$(0.15)	$(0.19)
Weighted-average shares outstanding:
Basic and diluted	538,549	427,204	523,189	390,233

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total shareholders’ equity, beginning balance	653,734	247,019	418,301	109,090

Preferred stock	61	61	61	61

Common stock:
Beginning balance	5,454	4,048	4,774	3,309
Common stock issuances	—	428	677	1,066
Share-based compensation, net	1	1	3	42
Share-based payment	1		2
Warrant exercises	—	—	—	60
Ending balance	5,456	4,477	5,456	4,477

Additional paid-in capital:
Beginning balance	1,645,920	1,116,815	1,344,526	922,042
Common stock issuances	—	126,313	299,063	308,039
Share-based compensation, net	1,033	1,372	2,750	6,520
Share-based payments	62	—	676	—
Warrant exercises	—	—	—	8,117
Warrant cancellation	—	—	—	(218)
Ending balance	1,647,015	1,244,500	1,647,015	1,244,500

Accumulated deficit:
Beginning balance	(997,701)	(873,905)	(931,059)	(816,322)
Net loss	(14,233)	(15,932)	(80,875)	(73,515)
Ending balance	(1,011,934)	(889,837)	(1,011,934)	(889,837)

Total shareholders’ equity, ending balance	$640,598	$359,201	$640,598	$359,201
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	(80,875)	(73,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	22,735	8,720
Amortization of debt issuance costs, discounts and fees	1,494	3,061
Share-based compensation	2,753	4,577
Share-based payments	678	—
Interest elected to be paid-in-kind	—	508
Loss on financial instruments not designated as hedges	13,553	927
Gain on extinguishment of debt, net	—	(1,422)
Other	745	800
Net changes in working capital (Note 15)	(26,802)	17,174
Net cash used in operating activities	(65,719)	(39,170)

Cash flows from investing activities:
Acquisition and development of natural gas properties	(236,558)	(23,416)
Driftwood Project construction costs	(117,793)	—
Land purchases and land improvements	(19,412)	(1,000)
Investments in unconsolidated entities	(11,089)	—
Other	(1,278)	—
Net cash used in investing activities	(386,130)	(24,416)

Cash flows from financing activities:
Proceeds from common stock issuances	309,021	319,998
Equity issuance costs	(9,281)	(10,893)
Borrowing proceeds	501,178	—
Borrowing issuance costs	(11,487)	—
Borrowing principal repayments	—	(119,725)
Tax payments for net share settlement of equity awards (Note 15)	—	(3,064)
Proceeds from warrant exercises	—	8,177
Other	(98)	(1,833)
Net cash provided by financing activities	789,333	192,660

Net increase in cash, cash equivalents and restricted cash	337,484	129,074
Cash, cash equivalents and restricted cash, beginning of period	307,274	81,738
Cash, cash equivalents and restricted cash, end of period	$644,758	$210,812
Supplementary disclosure of cash flow information:
Interest paid	$11,152	$3,299

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. The Condensed Consolidated Financial Statements, in the opinion of management, reflect all adjustments necessary for the fair presentation of the results for the periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.
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
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$349	$605
Deposits	18,640	3,589
Restricted cash	12,375	—
Derivative assets, net current	—	8,693
Other current assets	93	65
Total prepaid expenses and other current assets	$31,457	$12,952
Deposits
Margin deposits posted with a third-party financial institution related to our financial instrument contracts were approximately $17.4 million and $2.1 million as of September 30, 2022 and December 31, 2021, respectively.
Restricted Cash

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Restricted cash as of September 30, 2022 consists of $3.0 million held in escrow under the terms of an agreement to purchase land for the Driftwood Project as well as approximately $9.4 million held in escrow under the terms of the purchase and sale agreement for the acquisition of certain natural gas assets in the Haynesville Shale. See Note 3, Property, Plant and Equipment, for further information.
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Upstream natural gas assets:
Proved properties	$299,589	$96,297
Wells in progress	91,759	17,653
Accumulated DD&A	(70,997)	(48,638)
Total upstream natural gas assets, net	320,351	65,312

Driftwood Project assets:
Land and land improvements	49,086	25,222
Driftwood terminal construction in progress	238,830	—
Finance lease assets, net of accumulated DD&A	57,002	57,883
Buildings and other assets, net of accumulated DD&A	348	371
Total Driftwood Project, net	345,266	83,476

Fixed assets and other:
Leasehold improvements and other assets	6,924	3,104
Accumulated DD&A	(1,628)	(1,347)
Total fixed assets and other, net	5,296	1,757
Total property, plant and equipment, net	$670,913	$150,545
Land
We own land in Louisiana intended for the construction of the Driftwood Project.
Driftwood Terminal Construction in Progress
During the year ended December 31, 2021, the Company initiated certain owner construction activities necessary to proceed under our LSTK EPC agreement with Bechtel Energy Inc., formerly known as Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”), for Phase 1 of the Driftwood terminal dated as of November 10, 2017 (the “Phase 1 EPC Agreement”). On March 24, 2022, the Company issued a limited notice to proceed to Bechtel under the Phase 1 EPC Agreement and commenced construction of Phase 1 of the Driftwood terminal on April 4, 2022. As the Company commenced construction activities, Deferred engineering costs and Permitting Costs of approximately $110.0 million and $13.4 million, respectively, were transferred to construction in progress as of March 31, 2022. During the nine months ended September 30, 2022, we capitalized approximately $115.4 million of directly identifiable project costs as construction in progress.
Asset Acquisition
On August 18, 2022, the Company completed the acquisition of certain natural gas assets in the Haynesville Shale basin. The purchase price of $125.0 million was subject to adjustments of approximately $9.9 million, for an adjusted purchase price at closing of approximately $134.9 million. The sellers may receive an additional cash payment of $7.5 million if the average NYMEX Henry Hub Gas Price for the contract delivery months beginning with August 2022 through March 2023 exceeds a specific threshold per MmBtu (the “Contingent Consideration”). See Note 6, Financial Instruments, for further information.
NOTE 4 — DEFERRED ENGINEERING COSTS
Deferred engineering costs related to the planned construction of the Driftwood terminal were transferred to construction in progress upon issuing the limited notice to proceed to Bechtel in March 2022. See Note 3, Property, Plant and Equipment, for further information.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 5 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Land lease and purchase options	$795	$6,368
Permitting costs	—	13,408
Right of use asset — operating leases	13,932	10,166
Restricted cash	24,885	1,778
Investments in unconsolidated entities	11,089	—
Driftwood pipeline materials	5,229	—
Other	1,875	1,798
Total other non-current assets	$57,805	$33,518
Land Lease and Purchase Options
During the first quarter of 2022, we exercised the final land purchase options related to the Driftwood terminal. Land purchase options held by the Company as of September 30, 2022 are related to the Driftwood pipeline and other related pipelines.
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
Restricted Cash
Restricted cash as of September 30, 2022 and December 31, 2021, represents the cash collateralization of letters of credit associated with finance leases.

Investments in unconsolidated entities
On February 24, 2022, the Company purchased 1.5 million ordinary shares of an unaffiliated entity that provides renewable energy services for a total cost of approximately $6.1 million. This investment does not provide the Company with a controlling financial interest in or significant influence over the operating or financial decisions of the unaffiliated entity. The Company’s investment was recorded at cost.
The Company issued a $5.0 million promissory note due June 14, 2024 (the “Promissory Note”) to an unaffiliated entity (“Borrower”) engaged in the development of infrastructure projects in the energy industry. The Promissory Note bears interest at a rate of 6.00%, which will be capitalized into the outstanding principal balance annually.
NOTE 6 — FINANCIAL INSTRUMENTS
Natural Gas Financial Instruments
The primary purpose of our commodity risk management activities is to hedge our exposure to cash flow variability from commodity price risk due to fluctuations in commodity prices. The Company uses natural gas financial futures and option contracts to economically hedge the commodity price risks associated with a portion of our expected natural gas production. The Company’s open positions as of September 30, 2022, had notional volumes of approximately 14.7 Bcf, with maturities extending through October 2023.
LNG Financial Instruments
During the three months ended December 31, 2021, we entered into LNG financial futures contracts to reduce our exposure to commodity price fluctuations, and to achieve more predictable cash flows relative to two LNG cargos that we were committed to purchase from and sell to unrelated third-party LNG merchants in the normal course of business in January and April 2022. As of September 30, 2022, there were no open LNG financial instrument positions.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Contingent Consideration
The purchase price of certain natural gas assets acquired in the Haynesville Shale basin includes Contingent Consideration payable to the sellers if natural gas commodity prices exceed a specific threshold, refer to Note 3, Property, Plant and Equipment, for further information. The Contingent Consideration was determined to be an embedded derivative that is recorded at fair value in the Condensed Consolidated Balance Sheets. As of the date of the acquisition, the fair value of the Contingent Consideration was approximately $3.9 million, which was recorded as part of the basis in proved natural gas properties with a corresponding embedded derivative liability. Changes in the fair value of the Contingent Consideration are recognized in the period they occur and included within Other expense, net on the Condensed Consolidated Statements of Operations.

The following table summarizes the effect of the Company’s financial instruments which are included within Other expense, net on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Natural gas financial instruments:
Realized loss	$12,547	$—	$23,798	$1,202
Unrealized loss	390	—	8,701	—
LNG financial futures contracts:
Realized gain	—	—	3,532	—
Unrealized loss	—	—	5,161	—
Contingent Consideration
Unrealized gain	309	—	309	—
The following table presents the classification of the Company’s financial instruments that are required to be measured at fair value on a recurring basis on the Company’s Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2022	December 31, 2021
Current assets:
LNG financial futures contracts	$—	$8,693
Non-current assets:
Natural gas financial instruments	685	—
Current liabilities:
Natural gas financial instruments	9,386	—
Contingent Consideration	3,579	—
The Company’s natural gas and LNG financial instruments are valued using quoted prices in active exchange markets as of the balance sheet date and are classified as Level 1 within the fair value hierarchy.
The fair value of the Contingent Consideration was determined using Monte Carlo simulations including inputs such as quoted future natural gas price curves, natural gas price volatility, and discount rates. These inputs are substantially observable in active markets throughout the full term of the Contingent Consideration arrangement and are therefore designated as Level 2 within the valuation hierarchy.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 7 — ACCRUED AND OTHER LIABILITIES
    Accrued and other liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Upstream accrued liabilities	$90,942	$26,421
Payroll and compensation	24,937	50,243
Accrued taxes	396	991
Driftwood Project and related pipelines development activities	5,815	435
Lease liabilities	2,708	2,279
Current natural gas derivative liabilities	9,386	—
Accrued interest	5,793	660
Other	9,897	4,917
Total accrued and other liabilities	$149,874	$85,946
NOTE 8 — BORROWINGS
The Company’s borrowings consist of the following (in thousands):

	September 30, 2022
	Principal repayment obligation	Unamortized DFC	Carrying value
Senior Secured Convertible Notes, current	$166,666	$(3,392)	$163,274
Senior Secured Convertible Notes, non-current	333,334	(6,785)	326,549
Senior Notes due 2028	57,678	(2,666)	55,012
Total borrowings	$557,678	$(12,843)	$544,835

	December 31, 2021
	Principal repayment obligation	Unamortized DFC	Carrying value
Senior Notes due 2028	$56,500	$(2,813)	$53,687
Total borrowings	$56,500	$(2,813)	$53,687

Senior Secured Convertible Notes due 2025
On June 3, 2022, we issued and sold $500.0 million aggregate principal amount of 6.00% Senior Secured Convertible Notes due May 1, 2025 (the “Convertible Notes” or the “Notes”). Net proceeds from the Convertible Notes were approximately $488.7 million after deducting fees and expenses. The Convertible Notes have quarterly interest payments due on February 1, May 1, August 1, and November 1 of each year and on the maturity date. Debt issuance costs of approximately $11.5 million were capitalized and are being amortized over the full term of the Notes using the effective interest rate method.
The holders of the Convertible Notes have the right to convert the Notes into shares of our common stock at an initial conversion rate of 174.703 shares per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $5.724 per share of common stock) (the “Conversion Price”), subject to adjustment in certain circumstances. Holders of the Convertible Notes may force the Company to redeem the Notes for cash upon (i) a fundamental change or (ii) an event of default.
The Company will force the holders of the Convertible Notes to convert all of the Notes if the trading price of our common stock closes above 200% of the Conversion Price for 20 consecutive trading days and certain other conditions are satisfied. The Company may provide written notice to each holder of the Notes calling all of such holder’s Notes for a cash purchase price equal to 120% of the principal amount being redeemed, plus accrued and unpaid interest (the “Optional Redemption”), and each holder will have the right to accept or reject such Optional Redemption.
On each of May 1, 2023 and May 1, 2024, the holders of the Convertible Notes may redeem up to $166.6 million of the initial principal amount of the Notes at par, plus accrued and unpaid interest (the “Redemption Amount”). The Company classified the potential Redemption Amount in respect of May 1, 2023 as a current borrowing on the Condensed Consolidated Balance Sheet as of September 30, 2022.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Our borrowing obligations under the Convertible Notes are collateralized by a first priority lien on the Company’s equity interests in Tellurian Production Holdings, LLC (“Tellurian Production Holdings”), a wholly owned subsidiary of Tellurian Inc. Tellurian Production Holdings owns all of the Company’s upstream natural gas assets described in Note 3, Property, Plant and Equipment. Upon the Company’s compliance with its obligations in respect of an Optional Redemption (regardless of whether holders accept or reject the redemption), the lien on the equity interests in Tellurian Production Holdings will be automatically released. The Notes contain a minimum cash balance requirement of $100.0 million and non-financial covenants. As of September 30, 2022, we remained in compliance with the minimum cash balance requirement and all other covenants under the Notes.
As of September 30, 2022, the estimated fair value of the Convertible Notes was approximately $453.3 million. The Level 3 fair value was estimated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and inputs that are not observable in the market.
Senior Notes due 2028
On November 10, 2021, we sold in a registered public offering $50.0 million aggregate principal amount of 8.25% Senior Notes due November 30, 2028 (the “Senior Notes”). Net proceeds from the Senior Notes were approximately $47.5 million after deducting fees. The underwriter was granted an option to purchase up to an additional $7.5 million of the Senior Notes within 30 days. On December 7, 2021, the underwriter exercised the option and purchased an additional $6.5 million of the Senior Notes resulting in net proceeds of approximately $6.2 million after deducting fees. The Senior Notes have quarterly interest payments due on January 31, April 30, July 31, and October 31 of each year and on the maturity date. As of September 30, 2022, the Company was in compliance with all covenants under the indenture governing the Senior Notes. The Senior Notes are traded on the NYSE American under the symbol “TELZ,” and are classified as Level 1 within the fair value hierarchy. As of September 30, 2022, the closing market price was $18.28 per Senior Note.
At-the-Market Debt Offering Program
On December 17, 2021, we entered into an at-the-market debt offering program under which the Company may offer and sell from time to time on the NYSE American up to an aggregate principal amount of $200.0 million of additional Senior Notes. For the nine months ended September 30, 2022, we sold approximately $1.2 million aggregate principal amount of additional Senior Notes for total proceeds of approximately $1.1 million after fees and commissions under our at-the-market debt offering program. The Company has not sold any Senior Notes under the at-the-market debt offering program since January 2022 and is restricted from doing so under an agreement entered into in connection with the issuance of the Convertible Notes.

Extinguishment of the 2019 Term Loan
On May 23, 2019, Driftwood Holdings LP, a wholly owned subsidiary of the Company, entered into a senior secured term loan agreement (the “2019 Term Loan”) to borrow an aggregate principal amount of $60.0 million. On March 12, 2021, we finalized a voluntary repayment of the remaining outstanding principal balance of the 2019 Term Loan. A total of approximately $43.7 million was repaid to the lender during the first quarter of 2021 to satisfy the outstanding borrowing obligation. The extinguishment of the 2019 Term Loan resulted in an approximately $2.1 million gain, which was recognized within Gain on extinguishment of debt, net, on our Condensed Consolidated Statements of Operations.
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
These voluntary repayments resulted in losses of approximately $0.7 million for the nine months ended September 30, 2021, which were recognized within Gain on extinguishment of debt, net, on our Condensed Consolidated Statements of Operations.
Trade Finance Credit Line
On July 19, 2021, we entered into an uncommitted trade finance credit line for up to $30.0 million that is intended to finance the purchase of LNG cargos for ultimate resale in the normal course of business. On December 7, 2021, the uncommitted trade finance credit line was amended and increased to $150.0 million. As of September 30, 2022, no amounts were drawn under this credit line.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Related Party Contractor Service Fees and Expenses
The Company entered into a one-year independent contractor agreement, effective January 1, 2022, with Mr. Martin Houston, who serves as Vice Chairman and a member of the Company’s Board of Directors. Pursuant to the terms and conditions of this agreement, the Company pays Mr. Houston a monthly fee of $50.0 thousand plus approved expenses. For the three and nine months ended September 30, 2022, the Company paid Mr. Houston $150.0 thousand and $475.0 thousand, respectively, for contractor service fees and expenses. As of September 30, 2022, there were no balances due to Mr. Houston.
NOTE 10 — STOCKHOLDERS’ EQUITY
At-the-Market Equity Offering Programs
We maintain multiple at-the-market equity offering programs pursuant to which we may sell shares of our common stock from time to time on the NYSE American. During the nine months ended September 30, 2022, we issued 67.7 million shares of our common stock under our at-the-market equity offering programs for net proceeds of approximately $299.7 million. As of September 30, 2022, we had remaining availability under such at-the-market programs to raise aggregate gross sales proceeds of up to approximately $323.7 million. The Company has not sold any common stock under the at-the-market equity offering programs since April 2022.
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
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into either cash, stock, or a combination thereof. As of September 30, 2022, there was no Restricted Stock that would be required to be settled in cash.
As of September 30, 2022, we had approximately 28.0 million shares of primarily performance-based Restricted Stock outstanding, of which approximately 15.9 million shares will vest entirely at FID, as defined in the award agreements, and approximately 11.2 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of primarily performance-based Restricted Stock, totaling approximately 0.9 million shares, will vest based on other criteria. As of September 30, 2022, no expense had been recognized in connection with performance-based Restricted Stock.
For the three and nine months ended September 30, 2022, the recognized share-based compensation expenses related to all share-based awards totaled approximately $1.0 million and $2.8 million, respectively. As of September 30, 2022, unrecognized compensation expenses, based on the grant date fair value, for all share-based awards totaled approximately $184.3 million. Further, approximately 27.7 million shares of primarily performance-based Restricted Stock, as well as

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
approximately 11.1 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
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

Long-term incentive awards
Long-term incentive (“LTI”) awards under the ICP were granted in January 2022 in the form of “tracking units,” at the discretion of the Company’s Board of Directors (the “2021 LTI Award”). Each such tracking unit has a value equal to one share of Tellurian common stock and entitles the grantee to receive, upon vesting, a cash payment equal to the closing price of our common stock on the trading day prior to the vesting date. These tracking units will vest in three equal tranches at grant date, and the first and second anniversaries of the grant date. Non-vested tracking unit awards as of September 30, 2022, and awards granted during the period were as follows:

	Number of Tracking Units (in thousands)	Price per Tracking Unit
Balance at January 1, 2022	—	—
Granted	19,332	$3.09
Vested	(6,444)	3.38
Forfeited	(159)	3.46
Unvested balance at September 30, 2022	12,729	$2.39

We recognize compensation expense for awards with graded vesting schedules over the requisite service periods for each separately vesting portion of the award as if each award was in substance multiple awards. Compensation expense for the first tranche of the 2021 LTI Award that vested at the grant date was recognized over the performance period when it was probable that the performance condition was achieved. Compensation expense for the second and third tranches of the 2021 LTI Award is recognized on a straight-line basis over the requisite service period. Compensation expense for unvested tracking units is subsequently adjusted each reporting period to reflect the estimated payout levels based on changes in the Company’s stock price and actual forfeitures. For the three and nine months ended September 30, 2022, we recognized approximately $2.8 million and $17.1 million, respectively, in compensation expense for the second and third tranches of the 2021 LTI Award.
NOTE 13 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2022 and December 31, 2021. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three and nine months ended September 30, 2022.

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

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in thousands):

Leases	Consolidated Balance Sheets Classification	September 30, 2022	December 31, 2021
Right of use asset
Operating	Other non-current assets	$13,932	$10,166
Finance	Property, plant and equipment, net	57,002	57,883
Total leased assets		$70,934	$68,049
Liabilities
Current
Operating	Accrued and other liabilities	$2,570	$2,147
Finance	Accrued and other liabilities	138	132
Non-Current
Operating	Other non-current liabilities	12,771	9,563
Finance	Finance lease liabilities	49,998	50,103
Total leased liabilities		$65,477	$61,945
Lease costs recognized in our Consolidated Statements of Operations is summarized as follows (in thousands):

	Nine months ended
Lease costs	2022	2021
Operating lease cost	$2,247	$2,056
Finance lease cost
Amortization of lease assets	881	494
Interest on lease liabilities	2,983	1,908
Finance lease cost	$3,864	$2,402
Total lease cost	$6,111	$4,458
Other information about lease amounts recognized in our Consolidated Financial Statements is as follows:

September 30, 2022
Lease term and discount rate
Weighted average remaining lease term (years)
Operating lease	4.8
Finance lease	48.7
Weighted average discount rate
Operating lease	6.2%
Finance lease	9.4%

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table includes other quantitative information for our operating and finance leases (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,545	$2,173
Operating cash flows from finance leases	$2,868	$1,007
Financing cash flows from finance leases	$1	$1,862

The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of September 30, 2022 (in thousands):

	Operating	Finance
2022	$822	$1,229
2023	3,579	4,111
2024	3,843	4,111
2025	3,886	4,111
2026	3,908	4,111
After 2026	1,936	182,222
Total lease payments	$17,974	$199,895
Less: discount	2,633	149,759
Present value of lease liability	$15,341	$50,136
NOTE 15 — ADDITIONAL CASH FLOW INFORMATION
The following table provides information regarding the net changes in working capital (in thousands):

	Nine Months Ended September 30,
	2022	2021
Accounts receivable	$(53,339)	$(8,556)
Prepaid expenses and other current assets [1]	(11,326)	412
Accounts payable	14,555	4,288
Accounts payable due to related parties	—	(910)
Accrued liabilities [1]	22,477	23,030
Other, net	831	(1,090)
Net changes in working capital	$(26,802)	$17,174
1 Excludes changes in the Company’s derivative assets and liabilities.
The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2022	2021
Non-cash accruals of property, plant and equipment and other non-current assets	$47,663	$38,509
Non-cash settlement of withholding taxes associated with the 2019 bonus and vesting of certain awards	—	3,064
Non-cash settlement of the 2019 bonus	—	5,430

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$607,498	210,812
Current restricted cash	12,375	—
Non-current restricted cash	24,885	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$644,758	$210,812
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
Factors used to identify these operating segments are based on the nature of the business activities that are undertaken by each component. The Upstream segment is organized and operates to produce and gather natural gas. The Midstream segment is organized to develop, construct and operate LNG terminals and pipelines. The Marketing & Trading segment is organized and operates to purchase and sell natural gas, market the Driftwood terminal’s LNG production capacity and trade LNG. These operating segments represent the Company’s reportable segments. The Company’s CODM does not currently assess segment performance or allocate resources based on a measure of total assets. Accordingly, a total asset measure has not been provided for segment disclosure.
The remainder of our business is presented as “Corporate,” and consists of corporate costs and intersegment eliminations.

Three Months Ended September 30, 2022	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	14,205	—	66,898	—	$81,103
Intersegment revenues (purchases) (2) (3)	66,900	(578)	(68,217)	1,895	—
Segment operating profit (loss) (4)	40,071	(19,297)	(11,042)	(4,303)	5,429
Interest expense, net	—	(994)	—	(5,950)	(6,944)
Other income (loss), net	309	—	(12,937)	(90)	(12,718)
Consolidated loss before tax					$(14,233)

Three Months Ended September 30, 2021	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	483	—	15,155	—	$15,638
Intersegment revenues (purchases) (2) (3)	15,155	—	(12,142)	(3,013)	—
Segment operating profit (loss) (4)	3,491	(8,058)	(640)	(9,309)	(14,516)
Interest expense, net	—	(996)	—	28	(968)
Gain on extinguishment of debt, net	—	—	—	—	—
Other income (loss), net	—	—	(515)	67	(448)
Consolidated loss before tax					$(15,932)

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2022	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	15,620	—	273,773	—	$289,393
Intersegment revenues (purchases) (2) (3)	152,824	(808)	(141,385)	(10,631)	—
Segment operating profit (loss) (4)	83,170	(57,098)	(25,093)	(30,098)	(29,119)
Interest expense, net	—	(2,984)	(455)	(10,351)	(13,790)
Other income (loss), net	309	—	(38,695)	420	(37,966)
Consolidated loss before tax					$(80,875)

Nine Months Ended September 30, 2021	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	814	—	48,884	—	$49,698
Intersegment revenues (purchases) (2)(3)	29,108	—	(26,095)	(3,013)	—
Segment operating loss (4)	(4,542)	(24,071)	(13,352)	(21,290)	(63,255)
Interest expense, net	(1,635)	(3,726)	1	(2,329)	(7,689)
Gain on extinguishment of debt, net	(665)	2,087	—	—	1,422
Other (loss) income, net	(1,202)	(2,494)	(514)	217	(3,993)
Consolidated loss before tax					$(73,515)

(1) The Company's Marketing & Trading segment markets most of the Company's Upstream segment natural gas production to third party-purchasers.
(2) The Company’s Marketing & Trading segment purchases most of the Company’s Upstream segment natural gas production. Intersegment revenues are eliminated at consolidation.
(3) Intersegment revenues related to our Marketing & Trading segment are a result of cost allocations to the Corporate component using a cost plus transfer pricing methodology. Intersegment revenues related to the Corporate component are associated with intercompany interest charged to the Midstream segment. Intersegment revenues are eliminated at consolidation.

(4) Operating profit (loss) is defined as operating revenues less operating costs and allocated corporate costs.

	Nine months ended September 30,
Capital expenditures	2022	2021
Upstream	236,558	$23,416
Midstream	137,205	1,000
Marketing & Trading	—	—
Total capital expenditures for reportable segments	373,763	24,416
Corporate capital expenditures	1,278	—
Consolidated capital expenditures	$375,041	$24,416

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Recent Accounting Standards
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing and plans to operate a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), an associated pipeline (the “Driftwood pipeline”), other related pipelines, and upstream natural gas assets (collectively referred to as the “Business”). The Driftwood terminal and the Driftwood pipeline are collectively referred to as the “Driftwood Project.” As of September 30, 2022, our existing natural gas assets consisted of 22,420 net acres and interests in 131 producing wells located in the Haynesville Shale basin of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, which includes increasing our asset base, we will consider various commercial arrangements with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties, trading of LNG, the acquisition of additional upstream acreage and drilling of new wells on our existing or newly acquired upstream acreage. We remain focused on the financing and construction of the Driftwood Project and related pipelines and continuing to expand our upstream activities.
We continue to evaluate the scope and other aspects of our Business in light of the evolving economic environment, needs of potential counterparties and other factors. How we execute our Business will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and market feedback.
Overview of Significant Events
Upstream Asset Acquisition
On August 18, 2022, the Company completed the acquisition of certain natural gas assets in the Haynesville Shale basin. The purchase price of $125.0 million was subject to adjustments of approximately $9.9 million, for an adjusted purchase price at closing of approximately $134.9 million. The sellers may receive an additional cash payment of $7.5 million if the average NYMEX Henry Hub Gas Price for the contract delivery months beginning with August 2022 through March 2023 exceeds a specific threshold per MmBtu (the “Contingent Consideration”).
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand and cash generated from our upstream natural gas sales. Our current capital resources consist of approximately $607.5 million of cash and cash equivalents as of September 30, 2022. We currently maintain at-the-market debt and equity offering programs pursuant to which we sell our Senior Notes and common stock from time to time. As of the date of this filing, we have remaining availability to raise aggregate gross sales proceeds of approximately $323.7 million under the at-the-market equity offering programs and are contractually prohibited from issuing additional Senior Notes under the debt at-the-market offering program.
As of September 30, 2022, we had total indebtedness of approximately $557.7 million, of which approximately $166.7 million is subject to redemption at the sole discretion of holders of the Senior Secured Convertible Notes due 2025

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
within the next twelve months. We also had contractual obligations associated with our finance and operating leases totaling approximately $217.9 million, of which approximately $7.8 million is scheduled to be paid within the next twelve months.
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
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(65,719)	$(39,170)
Cash used in investing activities	(386,130)	(24,416)
Cash provided by financing activities	789,333	192,660
Net increase in cash, cash equivalents and restricted cash	337,484	129,074
Cash, cash equivalents and restricted cash, beginning of the period	307,274	81,738
Cash, cash equivalents and restricted cash, end of the period	$644,758	$210,812

Net working capital	$371,009	$161,271
Cash used in operating activities for the nine months ended September 30, 2022 increased by approximately $26.5 million due to an overall increase in disbursements in the normal course of business, as compared to the same period in 2021.
Cash used in investing activities for the nine months ended September 30, 2022 increased by approximately $361.7 million compared to the same period in 2021. This increase is primarily due to increased natural gas acquisition and development activities of approximately $236.6 million in the current period, as compared to approximately $23.4 million in the prior period. This increase is also due to Driftwood Project construction costs of approximately $117.8 million and Driftwood Project land purchases and land improvements of approximately $19.4 million in the current period.
Cash provided by financing activities for the nine months ended September 30, 2022 increased by approximately $596.7 million compared to the same period in 2021. This increase is primarily due to approximately $489.7 million in net proceeds from borrowing issuances in the current period, as compared to approximately $119.7 million in principal repayments of borrowings in the prior period. The increase is also due to approximately $299.7 million in net proceeds from equity issuances as compared to approximately $309.1 million in the prior period.
Borrowings
As of September 30, 2022, we had total indebtedness of approximately $557.7 million. See Note 8, Borrowings, for further information.
Capital Development Activities
The activities we have proposed will require significant amounts of capital and are subject to completion risks and delays. We have received all regulatory approvals for the construction of Phase 1 of the Driftwood terminal and, as a result, our business success will depend to a significant extent upon our ability to obtain the funding necessary to construct assets on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process. We initiated certain owner construction activities necessary to proceed under the Phase 1 EPC Agreement with Bechtel and increased our upstream acquisition and development activities. In March 2022, we issued a limited notice to proceed to Bechtel under our Phase 1 EPC Agreement and commenced the construction of Phase 1 of the Driftwood terminal in April 2022.
We currently estimate the total cost of the Driftwood Project as well as related pipelines to be approximately $25.0 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction and other financing costs. The proposed Driftwood terminal will have a liquefaction capacity of up to approximately 27.6 Mtpa and will be situated on approximately 1,200 acres in Calcasieu Parish, Louisiana. The proposed Driftwood terminal will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Our strategy involves acquiring additional natural gas properties, including properties in the Haynesville shale basin. We intend to pursue potential acquisitions of such assets, or public or private companies that own such assets. We would expect to use stock, cash on hand, or cash raised in financing transactions to complete an acquisition of this type.
We anticipate funding our more immediate liquidity requirements for the construction of the Driftwood terminal, natural gas activities, and general and administrative expenses through the use of cash on hand, proceeds from operations, and proceeds from completed and future issuances of securities by us. Investments in the construction of the Driftwood terminal and natural gas development are and will continue to be significant, but the size of those investments will depend on, among other things, commodity prices, Driftwood Project financing developments and other liquidity considerations, and our continuing analysis of strategic risks and opportunities. Consistent with our overall financing strategy, the Company has considered, and in some cases discussed with investors, various potential financing transactions, including issuances of debt, equity and equity-linked securities or similar transactions, to support its short- and medium-term capital requirements. The Company will continue to evaluate its cash needs and business outlook, and it may execute one or more transactions of this type in the future.
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Natural gas sales	$81,103	15,638	168,442	29,922
LNG sales	—	—	120,951	19,776
Total revenues	81,103	15,638	289,393	49,698
LNG cost of sales	—	339	131,663	23,186
Operating expenses	8,428	2,729	18,536	7,655
Development expenses	12,891	8,823	48,244	26,327
Depreciation, depletion and amortization	12,860	3,735	22,735	8,720
General and administrative expenses	41,495	14,528	97,334	47,065
Income (loss) from operations	5,429	(14,516)	(29,119)	(63,255)
Interest expense, net	(6,944)	(968)	(13,790)	(7,689)
Gain on extinguishment of debt, net	—	—	—	1,422
Other expense, net	(12,718)	(448)	(37,966)	(3,993)
Income tax benefit	—	—	—	—
Net loss	$(14,233)	$(15,932)	$(80,875)	$(73,515)
The most significant changes affecting our results of operations for the three months ended September 30, 2022 compared to the same period in 2021, on a consolidated basis and by segment, are the following:
Upstream
•Increase of approximately $65.5 million in Natural gas sales as a result of higher realized natural gas prices and production volumes attributable to the acquisition of proved natural gas properties and newly drilled and completed wells during the third quarter of 2022.
•Increase of approximately $5.7 million in Operating expenses as a result of higher production volumes attributable to the acquisition of proved natural gas properties and newly drilled and completed wells during the third quarter of 2022.
•Increase of approximately $9.1 million in DD&A primarily attributable to a higher net book value utilized in the calculation of DD&A due to the acquisition of proved natural gas assets, increased capital expenditures and higher production volumes during the current period.
Marketing & Trading
•Increase of approximately $12.3 million in Other expense, net primarily attributable to an approximately $12.5 million of realized loss on the settlement of natural gas financial instruments, as compared to the same period in 2021.
Midstream
•Increase of approximately $4.1 million in Development expenses primarily attributable to an increase in technical and engineering services associated with pipeline development activities.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated
•Increase of approximately $27.0 million in General and administrative expenses primarily attributable to a $9.3 million increase in compensation expenses, a $3.8 million increase in professional services, a $9.0 million increase in donations to a university to advance global energy research and other expenses in the normal course of business.
Primarily as a result of the foregoing, our consolidated Net loss was approximately $14.2 million for the three months ended September 30, 2022, compared to a Net loss of approximately $15.9 million during the same period in 2021.

The most significant changes affecting our results of operations for the nine months ended September 30, 2022 compared to the same period in 2021, on a consolidated basis and by segment, are the following:
Upstream
•Increase of approximately $138.5 million in Natural gas sales as a result of higher realized natural gas prices and production volumes attributable to the acquisition of proved natural gas properties and newly drilled and completed wells during the nine months ended September 30, 2022.
•Increase of approximately $10.9 million in Operating expenses as a result of higher production volumes attributable to the acquisition of proved natural gas properties and newly drilled and completed wells during 2022.
•Increase of approximately $14.0 million in DD&A primarily attributable to a higher net book value utilized in the calculation of DD&A due to the acquisition of proved natural gas assets, increased capital expenditures and higher production volumes during the current period.
Marketing & Trading
•Increases of approximately $101.2 million and approximately $108.5 million in LNG sales and LNG cost of sales, respectively, as a result of increased realized sales and purchase prices of an LNG cargo sold during the first quarter of 2022, as compared to the realized price of an LNG cargo sold during the second quarter of 2021.
•Increase of approximately $34.0 million in Other expense, net primarily attributable to an approximately $13.6 million unrealized loss on financial instruments due to changes in the fair value of the Company’s derivative instruments during the current period and approximately $23.8 million of realized loss on the settlement of natural gas financial instruments, as compared to the same period in 2021. The losses on financial instruments were partially offset by approximately $3.5 million of realized gain on the settlements of LNG financial instruments in the current period.
Midstream
•Increase of approximately $21.9 million in Development expenses primarily attributable to approximately $6.2 million in the cost of land and roads donated for public use in the state of Louisiana, an approximately $3.6 million increase in technical and engineering services associated with the Driftwood Project and pipeline development activities, and an approximately $12.1 million increase in compensation and other development expenses associated with the Driftwood Project.
Consolidated
•Increase of approximately $50.3 million in General and administrative expenses primarily attributable to a $23.4 million increase in compensation expenses, a $12.1 million increase in professional services, a $9.0 million increase in donations to a university to advance global energy research and other expenses in the normal course of business.
Primarily as a result of the foregoing, our consolidated Net loss was approximately $80.9 million for the nine months ended September 30, 2022, compared to a Net loss of approximately $73.5 million during the same period in 2021.
Recent Accounting Standards
We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.
Critical Accounting Estimates
There were no changes to the critical accounting policies made by management in the three months ended September 30, 2022. Please refer to the Summary of Critical Accounting Estimates section within Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates and accounting policies.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary market risk relating to our financial instrument contracts is the volatility in commodity market prices for our natural gas production. We use financial instruments to reduce the volatility of earnings and cash flow due to fluctuations in the prices of natural gas. The market price risk is offset by the gain or loss recognized upon the related sale of the production that is financially protected. Refer to Note 6, Financial Instruments, of the condensed consolidated financial statements included in this Quarterly Report for additional details about our financial instruments and their fair value.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except for the risk factors discussed below.
If the conditions precedent to our LNG sale and purchase agreement (“LNG SPA”) cannot be satisfied or extended on acceptable terms, or at all, such LNG SPA may be terminated.
In 2021, Driftwood LNG LLC (“Driftwood LNG”) entered into an LNG SPA with each of Vitol Inc. (“Vitol”) and Gunvor Singapore Pte Ltd (“Gunvor”) and two LNG SPAs with Shell NA LLC (“Shell”). On September 23, 2022, we received a notice of termination from Shell with respect to the two LNG SPAs with Shell, and we delivered a notice of termination to Vitol regarding the LNG SPA with Vitol. Conditions precedent to each party’s obligation to consummate the transactions contemplated by the LNG SPA with Gunvor include (i) Driftwood LNG having issued to Bechtel Oil, Gas and Chemicals, Inc. an unconditional full notice to proceed for the construction of the first two plants of the Driftwood terminal and (ii) Driftwood LNG or an affiliate thereof having secured the necessary financing arrangements to construct such plants and having achieved financial close under such arrangements. The LNG SPA with Gunvor has a conditions precedent deadline of December 31, 2022. If the conditions precedent to the LNG SPA with Gunvor are not satisfied by such conditions precedent deadline, either party to the LNG SPA can terminate such LNG SPA, subject to each LNG SPA’s notice requirements. There can be no assurance that we will be able to satisfy or extend the conditions precedent deadline on acceptable terms, or at all. The termination of the LNG SPA with Gunvor could negatively affect our ability to secure additional equity and/or debt financing to complete the Driftwood Project on acceptable terms, or at all.
Our Acquisition (as defined below) may not achieve its intended results and may result in us assuming unanticipated liabilities.
On July 13, 2022, we entered into a purchase and sale agreement (the “Acquisition Agreement”) pursuant to which we acquired on August 18, 2022 certain natural gas assets in the Haynesville Shale of Louisiana, with the expectation that the Acquisition would result in various benefits, growth opportunities and synergies. Achieving the anticipated benefits of the Acquisition is subject to a number of risks and uncertainties. For example, under the Acquisition Agreement, we had the opportunity to conduct customary environmental and title due diligence. However, we may discover title defects or adverse environmental or other conditions of which we are currently unaware. Environmental, title and other problems could reduce the value of the properties to us, and, depending on the circumstances, we could have limited or no recourse with respect to those problems. We have assumed substantially all of the liabilities associated with the acquired properties and will be entitled to indemnification in connection with those liabilities in only limited circumstances and in limited amounts. We cannot assure you that such potential remedies will be adequate for any liabilities we incur, and such liabilities could be significant. Also, it is uncertain whether our existing operations and the acquired properties and assets can be integrated in an efficient and effective manner.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None that occurred during the three months ended September 30, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended September 30, 2022.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Second Supplemental Indenture, dated as of July 18, 2022, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

10.1††‡
Purchase and Sale Agreement, dated as of July 13, 2022, by and between Tellurian Production LLC, EnSight IV Energy Partners, LLC and EnSight Haynesville Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2022)

10.2‡
Change Order CO-009, dated as of July 15, 2022, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

10.3‡*
Change Order CO-010, dated as of October 10, 2022, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(2) or 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.
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

TELLURIAN INC.

Date:	November 2, 2022	By:	/s/ L. Kian Granmayeh
L. Kian Granmayeh
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	November 2, 2022	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.