Form 10-K
period 2022-12-31
TELLURIAN INC. /DE/
filed 2023-02-22
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,518,690 thousand, based on the per share closing sale price of $2.98 on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.
563,518,417 shares of common stock were issued and outstanding as of February 7, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement related to the 2023 annual meeting of stockholders, to be filed within 120 days after December 31, 2022, are incorporated by reference in Part III of this annual report on Form 10-K.

Tellurian Inc.
For the Fiscal Year Ended December 31, 2022

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
•attributes and future values of the Company’s projects or other interests, operations or rights; and
•government regulations, including our ability to obtain, and the timing of, necessary governmental permits and approvals.
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

DEFINITIONS
All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. As used in this document, the terms listed below have the following meanings:

ASC	Accounting Standards Codification
Bcf	Billion cubic feet of natural gas
Bcfe	Billion cubic feet of natural gas equivalent volumes using a ratio of 6 Mcf to 1 barrel of liquid
Condensate	Hydrocarbons that exist in a gaseous phase at original reservoir temperature and pressure, but when produced, are in the liquid phase at surface pressure and temperature
DD&A	Depreciation, depletion, and amortization
DFC	Deferred financing costs
DOE/FECM	U.S. Department of Energy, Office of Fossil Energy and Carbon Management
EPC	Engineering, procurement, and construction
FASB	Financial Accounting Standards Board
FEED	Front-End Engineering and Design
FERC	U.S. Federal Energy Regulatory Commission
FID	Final investment decision as it pertains to the Driftwood Project
FTA countries	Countries with which the U.S. has a free trade agreement providing for national treatment for trade in natural gas
GAAP	Generally accepted accounting principles in the U.S.
Henry Hub	A common market pricing point for natural gas in the United States, located in Louisiana.
LNG	Liquefied natural gas
LSTK	Lump Sum Turnkey
Mcf	Thousand cubic feet of natural gas
MMBtu	Million British thermal unit
MMcf	Million cubic feet of natural gas
MMcf/d	MMcf per day
MMcfe	Million cubic feet of natural gas equivalent volumes using a ratio of 6 Mcf to 1 barrel of liquid
Mtpa	Million tonnes per annum
NGA	Natural Gas Act of 1938, as amended
Non-FTA countries	Countries with which the U.S. does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
NYMEX	New York Mercantile Exchange
NYSE American	NYSE American LLC
Oil	Crude oil and condensate
Phase 1	Plants one and two of the Driftwood terminal
PUD	Proved undeveloped reserves
SEC	U.S. Securities and Exchange Commission
SPA	Sale and purchase agreement
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
U.K.	United Kingdom
U.S.	United States
USACE	U.S. Army Corps of Engineers
With respect to the information relating to our ownership in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

PART I
ITEM 1 AND 2. OUR BUSINESS AND PROPERTIES
Overview
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing and plans to own and operate a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), an associated pipeline (the “Driftwood pipeline”), other related pipelines, and upstream natural gas assets (collectively referred to as the “Business”). The Driftwood terminal and the Driftwood pipeline are collectively referred to as the “Driftwood Project.” As of December 31, 2022, our upstream natural gas assets consist of 27,689 net acres and interests in 143 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, which includes increasing our asset base, we will consider various commercial arrangements with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties, trading of LNG, the acquisition of additional upstream acreage and drilling of new wells on our existing or newly acquired upstream acreage. We remain focused on the financing and construction of the Driftwood Project and related pipelines while managing our upstream assets.
We manage and report our operations in three reportable segments. The Upstream segment is organized and operates to produce, gather, and deliver natural gas and to acquire and develop natural gas assets. The Midstream segment is organized to develop, construct and operate LNG terminals and pipelines. The Marketing & Trading segment is organized and operates to purchase and sell natural gas produced primarily by the Upstream segment, market the Driftwood terminal’s LNG production capacity and trade LNG.
We continue to evaluate the scope and other aspects of our Business in light of the evolving economic environment, dynamics of the global political landscape, needs of potential counterparties and other factors. How we execute our Business will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and market feedback.
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
Upstream Asset Acquisition
On August 18, 2022, the Company completed the acquisition of certain natural gas assets in the Haynesville Shale basin. The purchase price of $125.0 million was subject to customary adjustments totaling approximately $8.8 million, for an adjusted purchase price of approximately $133.8 million.
Environmental, Social, Governance Practices
During the year ended December 31, 2021, the Company entered into a pledge with the National Forest Foundation on a five-year plan for reforestation and other forest management projects totaling $25.0 million across the United States. In 2022, the Company supported the planting of more than one million trees on 1,441 acres across the United States and bolstered nursery capacity by one million seedlings.
Upstream Natural Gas Drilling Activities
During the year ended December 31, 2022, we put in production 13 operated Haynesville wells and participated in four non-operated Haynesville wells that were put in production.

Natural Gas Properties

Reserves
Our natural gas assets consist of 27,689 net acres and interests in 143 producing wells located in the Haynesville Shale trend of north Louisiana. For the year ended December 31, 2022, our average net production was approximately 129.7 MMcf/d. All of our proved reserves were associated with those properties as of December 31, 2022. Proved reserves are the estimated quantities of natural gas and condensate which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., costs as of the date the estimate is made). Proved reserves are categorized as either developed or undeveloped.
Our reserves as of December 31, 2022 were estimated by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm, and are set forth in the following table. Per SEC rules, NSAI based its estimates on the 12-month unweighted arithmetic average of the first-day-of-the-month price of natural gas for each month from January through December 2022. Prices include consideration of changes in existing prices provided for under contractual arrangements, but not on escalations or reductions based upon future conditions. The price used for the reserve estimates as of December 31, 2022 was $6.36 per MMBtu of natural gas, adjusted for energy content, transportation fees and market differentials.
The following table shows our proved reserves as of December 31, 2022:

Natural Gas (MMcf)
Proved reserves (as of December 31, 2022):
Developed	218,382
Undeveloped	226,511
Total proved reserves	444,893
As of December 31, 2022, the standardized measure of discounted future net cash flow from our proved reserves (the “standardized measure”) was approximately $1,036.3 million.
During the year ended December 31, 2022, the Company spent approximately $140.0 million on the conversion of our proved undeveloped reserves to proved developed reserves. The Company converted approximately 138 Bcfe of proved undeveloped to proved developed reserves, which represents a conversion rate of approximately 43%.
Refer to Supplemental Disclosures About Natural Gas Producing Activities, starting on page 63, for additional details.
Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used
Our December 31, 2022 reserve report was prepared by NSAI in accordance with guidelines established by the SEC. Reserve definitions comply with the definitions provided by Regulation S‑X of the SEC. NSAI prepared the reserve report based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provided to them. This information was reviewed by knowledgeable members of our Company for accuracy and completeness prior to submission to NSAI. A letter that identifies the professional qualifications of the individual at NSAI who was responsible for overseeing the preparation of our reserve estimates as of December 31, 2022, has been filed as an addendum to Exhibit 99.1 to this report and is incorporated by reference herein.
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
Production
For the years ended December 31, 2022, 2021 and 2020, we produced 47,322 MMcf, 14,302 MMcf and 16,893 MMcf of natural gas at an average sales price of $5.78, $3.52 and $1.74 per Mcf, respectively. Natural gas production and operating costs for the periods ended December 31, 2022, 2021 and 2020 were $0.37, $0.48 and $0.28 per Mcfe, respectively.

Drilling Activity
The information in the table below should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation among the number of productive wells drilled, quantities of reserves found, or economic value. A dry well is an exploratory, development, or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A productive well is an exploratory, development, or extension well that is not a dry well. Completion refers to installation of permanent equipment for production of oil or gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned. The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated. The table below shows the number of net productive and dry development operated and non-operated wells drilled during the past three years.

	For the Year Ended December 31,
	2022	2021	2020
Development wells:
Productive	13.5	6.9	—
Dry	—	—	—
We had no exploratory wells drilled during any of the periods presented.
Wells
As of December 31, 2022, we owned working interests in 114 gross (45.6 net) productive natural gas wells. As of December 31, 2022, there were 22 gross (9.7 net) in process wells.
Acreage
We have 7,982 gross (7,063 net) developed leasehold acres that are held by production. Additionally, we hold 21,650 gross (20,626 net) undeveloped leasehold acres. Of the total gross and net undeveloped acreage, 16,091 gross (15,681 net) acres are not held by production, of which 1,441 gross and net acres are set to expire in the fourth quarter of 2023 unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed.
Volume Commitments
For the year ended December 31, 2022, we were not subject to any material volume delivery commitments. The Company is expected to be subject to gas gathering agreements in the near-term with two third-party companies that are constructing gathering systems in the Haynesville Shale. Upon the in-service date of these gathering systems, the Company will have dedicated gathering capacity for a portion of the Upstream segment’s future natural gas production. The contracts will require the Company to make deficiency payments to the extent the Company does not meet the minimum volume commitments per the terms of each contract. The Company expects to fulfill this commitment with existing reserves. The Company will monitor current production, anticipated future production, and future development plans to meet its future commitments.

Gathering, Processing and Transportation
As part of our acquisitions of natural gas properties, we also acquired certain gathering systems that deliver the natural gas we produce into third-party gathering systems. We believe that these systems and other available midstream facilities and services in the Haynesville Shale trend are adequate for our current operations and near-term growth.
Government Regulations
Our operations are and will be subject to extensive federal, state and local statutes, rules, regulations, and laws that include, but are not limited to, the NGA, the Energy Policy Act of 2005 (“EPAct 2005”), the Oil Pollution Act, the National Environmental Policy Act (“NEPA”), the Clean Air Act (the “CAA”), the Clean Water Act (the “CWA”), the Resource Conservation and Recovery Act (“RCRA”), the Pipeline Safety Improvement Act of 2002 (the “PSIA”), and the Coastal Zone Management Act (the “CZMA”), as amended from time to time. These statutes cover areas related to the authorization, construction and operation of LNG facilities, natural gas pipelines and natural gas producing properties, including discharges and releases to the air, land and water, and the handling, generation, storage and disposal of hazardous materials and solid and hazardous wastes. These laws are administered and enforced by governmental agencies including but not limited to FERC, the U.S. Environmental Protection Agency (the “EPA”), DOE/FECM, the U.S. Department of Transportation (“DOT”), the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources. Additionally, numerous other governmental and regulatory permits and approvals have been and will be required to build and operate our Business, including, with respect to the construction and operation of the Driftwood Project, consultations and approvals by the Advisory Council on Historic Preservation, USACE, U.S. Department of Commerce, National Marine Fisheries Service, U.S. Department of the Interior, U.S. Fish and Wildlife Service, and U.S. Department of Homeland Security. For example, throughout the life of the Driftwood Project, we will be subject to regular reporting requirements to FERC, PHMSA and other federal and state regulatory agencies regarding the operation and maintenance of our facilities.
Failure to comply with applicable federal, state, and local laws, rules, and regulations could result in substantial administrative, civil and/or criminal penalties and/or failure to secure and retain necessary authorizations. Criminal and regulatory enforcement agencies such as the U.S. Department of Justice have conducted investigations and have imposed criminal and civil penalties on other companies within our industry.

We have received regulatory permits and approvals in connection with the Driftwood terminal, Driftwood pipeline, and related pipelines, including the following:

Agency	Permit / Consultation	Approval Date (Anticipated)
FERC	Section 3 and Section 7 Application - NGA Related Pipeline - Section Related Pipeline - Section 7 Application	April 18, 2019 March 2023
DOE	Section 3 Application - NGA	FTA countries: February 28, 2017 (3968); amended December 6, 2018 (3968-A);
amended December 18, 2020 (4641)

Non-FTA countries: May 2, 2019 (4373);
amended December 10, 2020 (4373-A);
amended December 18, 2020 (4641)
USACE	Section 404 Section 10 (Rivers and Harbors Act)	May 3, 2019 May 3, 2019
	Related Pipeline - Section 404 Related Pipeline - Section 10	January 31, 2023 January 31, 2023
United States Coast Guard	Letter of Intent and Preliminary Water Suitability Assessment	June 21, 2016
	Follow-On Water Suitability Assessment and Letter of Recommendation	April 25, 2017
United States Fish and Wildlife Service	Section 7 of Endangered Species Act Consultation Related Pipeline - Section 7 of Endangered Species Act Consultation	September 19, 2017; February 7, 2019 August 11, 2021; October 27, 2021; April 26, 2022; June 30, 2022
National Oceanic and Atmospheric Administration / National Marine Fisheries Service	Section 7 of the Endangered Species Act Consultation	February 14, 2018
	Magnuson-Stevens Fishery Management and Conservation Act Essential Fish Habitat Consultation	October 3, 2017
	Marine Mammal Protection Act Consultation	October 3, 2017
State
Louisiana Department of Natural Resources- Coastal Management Division	Coastal Use Permit and Coastal Zone Consistency Permit, Joint Permit with USACE	May 21, 2020 (extension)
Louisiana Department of Environmental Quality - Air Quality Division	Air Permit for LNG Terminal Gillis Compressor Station Related Pipeline - Indian Bayou Compressor Station	June 2, 2021 (extension) July 6, 2022 (renewal) March 2023
Louisiana State Historic Preservation Office	Section 106 Consultation	Concurrence received on June 29, 2016
Concurrence received on November 22, 2016
Concurrence received on April 13, 2017
Concurrence received on March 1, 2019
	Related Pipeline - Section 106 Consultation	Concurrence received on July 28, 2021
Concurrence received on November 15, 2021
Concurrence received on March 16, 2022
Concurrence received on July 26, 2022
Federal Energy Regulatory Commission
The design, construction and operation of natural gas liquefaction facilities and pipelines, the export of LNG and the transportation of natural gas are highly regulated activities. In order to site, construct and operate the Driftwood Project, we obtained authorizations from FERC under Section 3 and Section 7 of the NGA as well as several other material governmental and regulatory approvals and permits as detailed in the table above. Construction of the Driftwood terminal has commenced. In order to gain regulatory certainty with respect to certain potential commercial transactions, on November 13, 2020, the Company filed a Petition with FERC requesting, among other things, a prospective limited waiver of FERC’s buy/sell prohibition as well as any other prospective waivers necessary to enable the Company to purchase natural gas from potentially affiliated upstream suppliers that may be resold to a different affiliate under a long-term contract for export as LNG in foreign commerce. On January 19, 2021, FERC issued an order granting a prospective limited waiver of the prohibition on buy/sell arrangements for future proposed transactions in which the Company enters into: (1) an agreement to purchase natural gas from a potentially affiliated supplier; and (2) an agreement to sell LNG to affiliates in foreign commerce.
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
A certificate of public convenience and necessity from FERC is required for the construction and operation of facilities used in interstate natural gas transportation, including pipeline facilities, in addition to other required governmental and regulatory approvals. In this regard, in April 2019, the Company obtained a certificate of public convenience and necessity to construct and operate the Driftwood pipeline. On June 17, 2021, the Company filed an application pursuant to Section 7(c) of the NGA in FERC Docket No. CP21-465-000, which, as amended, requests that FERC grant a certificate of public convenience and necessity and related approvals to construct, own and operate dual 42-inch diameter natural gas pipelines, an approximately 211,200 horsepower compressor station and appurtenant facilities to be located in Beauregard and Calcasieu Parishes, Louisiana, which would provide a maximum seasonal capacity of 5.7 Bcf of natural gas per day. FERC issued the final environmental impact statement for the project on September 15, 2022. The final order on the application is still pending.
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
EPAct 2005 amended the NGA to make it unlawful for any entity, including otherwise non-jurisdictional producers, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. The anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales, gathering or production, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction. EPAct 2005 also gives FERC authority to impose civil penalties for violations of the NGA or Natural Gas Policy Act of more than $1 million per day per violation.
On February 18, 2022, FERC issued two policy statements: (1) an updated policy statement describing how it will determine whether a new interstate natural gas transportation project is required by the public convenience and necessity under section 7 of the NGA; and (2) an interim policy statement explaining how FERC will assess the impacts of natural gas infrastructure projects on climate change in its review under the National Environmental Policy Act and the NGA. On March 24, 2022, FERC reissued the policy statements as drafts and requested additional comments. FERC is not applying the draft policy statements to new or pending applications until FERC issues the final policy statements. It is not clear when the final policy statements will be issued.

Transportation of the natural gas we produce, and the prices we pay for such transportation, will be significantly affected by the foregoing laws and regulations.
U.S. Department of Energy, Office of Fossil Energy Export Licenses
Under the NGA, exports of natural gas to FTA countries are “deemed to be consistent with the public interest,” and authorization to export LNG to FTA countries shall be granted by the DOE/FECM “without modification or delay.” FTA countries currently capable of importing LNG include but are not limited to Canada, Chile, Colombia, Jordan, Mexico, Singapore, South Korea and the Dominican Republic. Exports of natural gas to Non-FTA countries are authorized unless the DOE/FECM “finds that the proposed exportation” “will not be consistent with the public interest.” We have authorization from the DOE/FECM to export LNG in a volume up to the equivalent of 1,415.3 Bcf per year of natural gas to FTA countries for a term of 30 years and to Non-FTA countries for a term through December 31, 2050.
Federal and State Regulation of Pipeline and Hazardous Materials Safety
The Natural Gas Pipeline Safety Act of 1968 (the “NGPSA”) authorizes DOT to regulate pipeline transportation of natural (flammable, toxic, or corrosive) gas and other gases, as well as the transportation and storage of LNG. Amendments to the NGPSA include the Pipeline Safety Act of 1979, which addresses liquids pipelines, and the PSIA, which governs the areas of testing, education, training, and communication.
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
On January 11, 2021, PHMSA published a final rule in the Federal Register amending the Federal Pipeline Safety Regulations to reduce regulatory burdens and offer greater flexibility with respect to the construction, maintenance, and operation of gas transmission, distribution, and gathering pipeline systems, including updates to corrosion control requirements and test requirements for pressure vessels. Mandatory compliance with this rule started on October 1, 2021.
On November 15, 2021, PHMSA published a final rule in the Federal Register revising the Federal Pipeline Safety Regulations to improve the safety of onshore gas gathering pipelines. The rule extends reporting requirements to all gas gathering operators and applies a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. This rule went into effect on May 16, 2022.
On April 8, 2022, PHMSA published a final rule in the Federal Register revising the Federal Pipeline Safety Regulations applicable to most newly constructed and entirely replaced onshore gas transmission, certain gas gathering, and hazardous liquid pipelines with diameters of six inches or greater. In the revised regulations, PHMSA establishes requirements for operators of these lines to install rupture-mitigation valves or alternative equivalent technologies and establishes minimum performance standards for those valves and requirements for rupture-mitigation valve spacing, maintenance and inspection, and risk analysis, among other actions. The final rule went into effect on October 5, 2022.
On August 24, 2022, as subsequently corrected on October 25, 2022, PHMSA published a final rule in the Federal Register revising the Federal Pipeline Safety Regulations relating to improved safety of onshore gas transmission pipelines. The amendments in this final rule clarify certain integrity management provisions, codify a management of change process, update and bolster gas transmission pipeline corrosion control requirements, require operators to inspect pipelines following extreme weather events, strengthen integrity management assessment requirements, adjust the repair criteria for high-consequence areas, create new repair criteria for non-high consequence areas, and revise or create specific definitions related to the amendments. The rule goes into effect on May 24, 2023.
The Driftwood pipeline and other related pipelines will be subject to regulation by PHMSA, which will involve capital and operating costs for compliance-related equipment and operations. We have no reason to believe that these compliance costs will be material to our financial performance, but the significance of such costs will depend on future events and our ability to achieve and maintain compliance throughout the life of the Driftwood Project or related pipelines.
Natural Gas Pipeline Safety Act of 1968
The State of Louisiana also administers certain federal pipeline safety standards under the NGPSA, which requires certain pipelines to comply with safety standards in constructing and operating the pipelines and subjects the pipelines to regular inspections. Failure to comply with the NGPSA may result in the imposition of administrative, civil and criminal sanctions.
Other Governmental Permits, Approvals and Authorizations
The construction and operation of the Driftwood terminal and Driftwood pipeline are subject to federal permits, orders, approvals and consultations required by other federal and state agencies, including DOT, the Advisory Council on Historic Preservation, USACE, U.S. Department of Commerce, National Marine Fisheries Service, U.S. Department of the Interior, U.S. Fish and Wildlife Service, the EPA and the U.S. Department of Homeland Security. The necessary permits required for construction have been obtained and will be required to be maintained for the Driftwood terminal and Driftwood pipeline. Similarly, additional permits, orders, approvals and consultations will be required for other related pipelines.
Three significant permits that apply to the Driftwood terminal and Driftwood pipeline are the USACE Section 404 of the CWA/Section 10 of the Rivers and Harbors Act Permit, the CAA Title V Operating Permit and the Prevention of Significant Deterioration Permit, of which the latter two permits are issued by the Louisiana Department of Environmental Quality. Each of the Driftwood terminal and Driftwood pipeline has received its permit from the USACE, including a review and approval by the USACE of the findings and conditions set forth in an Environmental Impact Statement and Record of Decision issued for the Driftwood terminal and Driftwood pipeline pursuant to the requirements of NEPA. The Louisiana Department of Environmental Quality has issued the Prevention of Significant Deterioration permit, which is required to commence construction of the Driftwood terminal, as well as the Title V Operating Permit. These material approvals may be required for other related pipelines.
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
For example, Executive Order 14008, “Tackling the Climate Crisis at Home and Abroad,” 86 FR 7619 (January 27, 2021), establishes a policy “promoting the flow of capital toward climate-aligned investments and away from high-carbon investments.” It also requires the heads of agencies to identify any fossil fuel subsidies provided by their respective agencies, and to seek to eliminate fossil fuel subsidies from the budget request for fiscal year 2022 and thereafter.
Executive Order 13990, “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis,” 86 FR 7037 (January 20, 2021) directs agencies to review regulations and policies adopted by the Trump Administration and to “confront the climate crisis.” It specifically directs the EPA to consider suspending, revising or rescinding certain regulations, including restrictions on emissions from the oil and gas sector. In addition, Executive Order

13990 establishes a federal inter-agency working group to recommend methods for agencies to incorporate the “social cost of carbon” into their decision-making. In addition, Executive Order 13990 directs the White House Council on Environmental Quality to rescind draft guidance restricting the review of climate change issues in reviews under NEPA and to update regulations to strengthen climate change reviews. In November 2022, the EPA requested public comment on a technical report on the social cost of greenhouse gases and announced that it was also conducting an external peer review of the report, which estimates a substantially higher social carbon cost than past EPA estimates. On February 9, 2023, the peer review panel was selected to review this technical report.
Relatedly, multiple states have challenged the Biden Administration’s interim values for the social cost of greenhouse gases in the federal courts and these challenges remain pending. Regulation and judicial challenges in these areas are evolving and we cannot predict their ultimate impact, but these issues could have an impact on the Company’s operations and financial condition.
NEPA. NEPA and comparable state laws and regulations require that government agencies review the environmental impacts of proposed projects. On January 9, 2023, the CEQ published interim guidance for federal agencies on the consideration of greenhouse gas (“GHG”) emissions and climate change under NEPA and is seeking public comment through March 10, 2023. The impact on us of these and future developments in NEPA regulation and guidance is not determinable at this time, especially with respect to those aspects of our operations and development projects that may require future federal approvals.
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
In November 2021, the EPA published a proposed rule, which it then supplemented with a November 2022 update, that would create significant new requirements and standards designed to reduce air emissions (including methane and volatile organic compounds) from new and existing oil and gas operations, including oil and gas wells, controllers, pumps, storage vessels, and compressor stations, through measures such as leak detection monitoring and repair and the elimination of flaring except under limited circumstances. The impact of these proposed oil and gas regulations on the Driftwood Project and other related pipelines and any related costs and obligations are not determinable at this time.
On January 6, 2023, the EPA issued pre-publication proposed revisions to the primary (health-based) annual PM2.5 standard from its current level of 12.0 µg/m3 to a maximum within the range of 9.0 to 10.0 µg/m3. The EPA will accept public comment on the proposed revisions for 60 days following the publication of the revisions in the Federal Register. The impact of such revisions on the Driftwood Project and related pipelines cannot be predicted at this time.
In addition, under the Biden Administration, the EPA has released guidance documents intended to assist in the evaluation of environmental justice considerations in many aspects of governmental decision making. Among other things, the guidance emphasizes a focus on advancing environmental justice goals in connection with federal permitting and regulatory programs like the Clean Air Act. The impact of this guidance on us is not determinable at this time.
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment because emissions of GHGs are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings provide the basis for the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. In June 2010, the EPA began regulating GHG emissions from stationary sources, including LNG terminals.
As discussed above, the Biden Administration has issued Executive Orders with respect to certain governmental actions related to climate change, and the EPA has promulgated, and may promulgate additional, regulations for sources of GHG emissions that could affect the oil and gas sector, and Congress or states may enact new GHG legislation, any of which could impose emission limits on the Driftwood Project or related pipelines or require us to implement additional pollution control technologies, pay fees related to GHG emissions or implement mitigation measures. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”). The IRA imposes a fee of up to $1,500 per metric ton of methane emitted above specified thresholds from onshore petroleum and natural gas production facilities, natural gas processing facilities, natural gas transmission and compression facilities, and onshore petroleum and natural gas gathering and boosting facilities, among other facilities. The fees will apply to methane emissions after January 1, 2024. The scope and effects of any new laws or regulations are difficult to predict, and the impact of such laws or regulations on the Driftwood Project or related pipelines cannot be predicted at this time.

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
Clean Water Act. The Driftwood Project and related pipelines are subject to the CWA and analogous state and local laws. The CWA and analogous state and local laws regulate discharges of pollutants to waters of the United States or waters of the state, including discharges of wastewater and storm water runoff and discharges of dredged or fill material into waters of the United States, as well as spill prevention, control and countermeasure requirements. Permits must be obtained prior to discharging pollutants into state and federal waters or dredging or filling wetland and coastal areas. The CWA is administered by the EPA, the USACE and the states. Additionally, the siting and construction of the Driftwood terminal and Driftwood pipeline will impact jurisdictional wetlands, which would require appropriate federal, state and/or local permits and approval prior to impacting such wetlands. The authorizing agency may impose significant direct or indirect mitigation costs to compensate for regulated impacts to wetlands. Although the CWA permits required for construction and operation of the Driftwood terminal and Driftwood pipeline have been obtained, other CWA permits may be required in connection with our projects that are under development and our future projects. The approval timeframe may also be longer than expected and could potentially affect project schedules.
In addition, in recent years, certain CWA regulatory programs, including the Section 404 wetlands permitting program, have been the subject of shifting agency interpretations and legal challenges, including in a case, Sackett v. EPA, currently pending before the Supreme Court of the United States. Most recently, on January 18, 2023, the EPA and USACE published a new rule defining jurisdictional waters under the CWA. This new rule is set to become effective March 30, 2023, but has been challenged in judicial proceedings. Further regulatory changes or judicial decisions in this area could affect the Driftwood terminal and Driftwood pipeline or other related pipelines in ways that cannot be predicted at this time.
Federal laws, including the CWA, require certain owners or operators of facilities that store or otherwise handle oil and produced water to prepare and implement spill prevention, control, countermeasure and response plans addressing the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (“OPA”) subjects owners and operators of facilities to strict and joint and several liability for all containment and cleanup costs and certain other damages arising from oil spills, including the government’s response costs. Spills subject to the OPA may result in varying civil and criminal penalties and liabilities. The Driftwood Project incorporates appropriate equipment and operational measures to reduce the potential for spills of oil and establish protocols for responding to spills, but oil spills remain an operational risk that could adversely affect our operations and result in additional costs or fines or penalties.
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
Wastes from oil and gas activities are currently excluded from certain regulatory programs under RCRA. In response to litigation by environmental groups over the EPA’s alleged failure to periodically review existing RCRA regulations, the EPA and certain environmental groups entered into a consent decree pursuant to which the EPA was required to undertake a review of whether changes to the existing regulations were necessary. In April 2019, the EPA issued a report concluding that such revisions were unnecessary. A loss of the exclusion from RCRA coverage for oil and gas-related wastes, including drilling fluids, produced waters and related wastes in the future, could result in a significant increase in our costs to manage and dispose of waste associated with our production operations.
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
Oil and natural gas exploration and production, and possibly other activities, have been conducted at some of our properties by previous owners and operators. Materials from these operations remain on some of the properties and, in certain instances, may require remediation. In some instances, we have agreed to indemnify the sellers of producing properties from whom we have acquired reserves against certain liabilities for environmental claims associated with the properties. Accordingly, we could incur material costs for remediation required under CERCLA or similar state statutes in the future.
Hydraulic Fracturing. Hydraulic fracturing is commonly used to stimulate the production of crude oil and/or natural gas from dense subsurface rock formations. We plan to use hydraulic fracturing extensively in our natural gas development operations. The process involves the injection of water, sand, and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the natural gas to more easily flow to the wellbore. The process is generally subject to regulation by state oil and natural gas commissions but is also subject to new and changing regulatory programs at the federal, state and local levels.
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
In May 2014, the EPA issued an advance notice of proposed rulemaking under the Toxic Substances Control Act (“TSCA”) pursuant to which it collected extensive information on the chemicals used in hydraulic fracturing fluid, as well as other health-related data, from chemical manufacturers and processors. If the EPA regulates hydraulic fracturing fluid under TSCA in the future, such regulation may increase the cost of our natural gas development operations and the feedstock for the Driftwood terminal.
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
In December 2016, the EPA released a report titled “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States.” The report concluded that activities involved in hydraulic fracturing can have impacts on drinking water under certain circumstances. In addition, the U.S. Department of Energy has investigated practices that the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. These and similar studies, depending on their degree of development and the nature of results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. If the EPA proposes additional regulations of hydraulic fracturing in the future, it could impose additional emission limits and pollution control technology requirements, which could limit our operations and revenues and potentially increase our costs of gas production or acquisition.
Endangered Species Act (“ESA”). Our operations may be restricted by requirements under the ESA. The ESA prohibits the harassment, harming or killing of certain protected species and destruction of protected habitats. Under the NEPA review process conducted by FERC, we have been and will be required to consult with federal agencies to determine limitations on and mitigation measures applicable to activities that have the potential to result in harm to threatened or endangered species of plants, animals, fish and their designated habitats. Although we have conducted studies and engaged in consultations with agencies in order to avoid harming protected species, inadvertent or incidental harm may occur in connection with the construction or operation of our properties, including the Driftwood Project or related pipelines, which could result in fines or penalties. In addition, if threatened or endangered species are found on any part of our properties, including the sites of the Driftwood Project, related pipelines, or pipeline rights of way, then we may be required to implement avoidance or mitigation measures that could limit our operations or impose additional costs.
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
•notice to surface owners and other third parties; and

•produced water and waste disposal.
State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states, including Louisiana, allow forced pooling or integration of tracts to facilitate exploration, while other states rely on the voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells and generally prohibit the venting or flaring of natural gas and require that oil and natural gas be produced in a prorated, equitable system. These laws and regulations may limit the amount of oil and natural gas that we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, most states, and some local authorities, impose a production, ad valorem or severance tax with respect to the production and sale of oil and natural gas and minerals in place within their jurisdictions. States do not generally regulate wellhead prices or engage in other, similar direct economic regulation, but there can be no assurance they will not do so in the future.
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
We have instituted policies, procedures and ongoing training of employees designed to ensure that we and our employees and agents comply with the FCPA, other anti-corruption laws, Trade Control laws and the Criminal Finances Act 2017. However, there is no assurance that our efforts have been and will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements. If we are not in compliance with the FCPA, other anti-corruption laws, the Trade Control laws or the Criminal Finances Act 2017, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws, the Trade Control laws or the Criminal Finances Act 2017 by the U.S. or foreign authorities could have a material adverse impact on our reputation, business, financial condition and results of operations. U.S. or foreign authorities may also seek to hold us liable for successor liability for anti-corruption violations committed by companies we acquire or in which we invest (for example, by way of acquiring equity interests, participating as a joint venture partner, or acquiring assets).
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
Major Customers
We do not have any major customers.
Facilities
Certain subsidiaries of Tellurian have entered into operating leases for office space in Houston, Texas, Washington, D.C. and London, United Kingdom. The tenors of the leases are five, eight and five years for Houston, Washington, D.C. and London, respectively.
Employees and Human Capital
As of December 31, 2022, Tellurian had 171 full-time employees worldwide. None of them are subject to collective bargaining arrangements. The Company’s workforce is primarily located in Houston, Texas, and we have offices in Louisiana, Washington DC, London and Singapore. Many of our employees are originally from or have extensive experience working in countries other than the United States. This reflects our overall strategy of building a natural gas business that is global in scope.
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
Tellurian will be unable to generate any significant revenue from the Driftwood Project for multiple years, and expects cash flow from its other lines of business to be modest for an extended period as it focuses on the development and growth of these businesses. Tellurian will, therefore, need substantial amounts of additional financing to execute its business plan and to repay its indebtedness when necessary. There can be no assurance that Tellurian will be able to raise sufficient capital on acceptable terms, or at all. Tellurian’s ability to raise financing, and the terms of that financing, will depend to a significant extent on factors outside of its control such as global market conditions. Interest rates rose significantly in 2022 in response to inflationary pressures in the U.S. and world economies, and rising interest rates generally make financing more difficult to obtain as well as more expensive. If adequate financing is not available on satisfactory terms or at all, Tellurian may be required to delay, scale back or cancel the development of business opportunities, and this could adversely affect its operations and financial condition to a significant extent. Tellurian intends to pursue a variety of potential financing transactions, including project finance transactions and sales of equity and debt securities. We do not know whether, and to what extent, potential sources of financing will find the terms we propose acceptable. In addition, potential sources of financing may conclude that the terms of our commercial agreements for the sale of LNG are not attractive enough to justify an investment.
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
Completion of construction of the Driftwood Project will require Tellurian to incur costs and expenses much greater than those it has incurred to date. The Company also expects to devote substantial amounts of capital to the growth and development of its other operations. Tellurian expects that operating losses will increase substantially in 2023 and thereafter, and expects to continue to generate negative operating cash flows for the next several years.
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
Tellurian’s directly and indirectly held assets currently consist primarily of natural gas leaseholds and related upstream development assets, cash held for certain development and operating expenses, applications for permits from regulatory agencies relating to the Driftwood Project and certain real property related to that project. Tellurian’s cash flow, and consequently its ability to distribute earnings, is solely dependent upon the cash flow its subsidiaries receive from the Driftwood Project and its other operations. Tellurian’s ability to complete the project, as discussed elsewhere in this section, is dependent upon its and its subsidiaries’ ability to obtain and maintain necessary regulatory approvals and raise the capital necessary to fund the development of the project. We expect that cash flows from our operations will be reinvested in the business rather than used to fund dividends, that pursuing our strategy will require substantial amounts of capital, and that the required capital will exceed cash flows from operations for a significant period.
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
We have issued senior notes as described in Note 10, Borrowings, of our Notes to Consolidated Financial Statements included in this report. Our ability to generate cash flows from operations or obtain refinancing capital sufficient to pay interest and principal on our indebtedness will depend on our future operating performance and financial condition and the availability of refinancing debt or equity capital, which will be affected by prevailing commodity prices and economic conditions and financial, business and other factors, many of which are beyond our control. Our inability to generate adequate cash flows from operations could adversely affect our ability to execute our overall business plan, and we could be required to sell assets, reduce our capital expenditures or seek refinancing debt or equity capital to satisfy the requirements of the debt agreements. These alternative measures may be unavailable or inadequate, in which case we could be forced into bankruptcy or liquidation, and may themselves adversely affect our overall business strategy. In addition, the indenture governing our convertible notes contains covenants, including limitations on our ability to incur additional indebtedness and a minimum cash covenant, that could prevent us from pursuing certain business strategies or opportunities. If we are unable to comply with these covenants, amounts due under the notes could be accelerated. Further, the holder of our convertible notes may redeem up to $166 million of those notes at par, plus accrued and unpaid interest, on each of May 1, 2023 and May 1, 2024. The exercise of this redemption right could materially adversely affect our liquidity.
Pandemics or disease outbreaks, such as the COVID-19 pandemic, may adversely affect our efforts to reach a final investment decision with respect to the Driftwood Project.

Pandemics or disease outbreaks such as the COVID-19 pandemic may have a variety of adverse effects on our business, including by depressing commodity prices and the market value of our securities. Prospects for the development and financing of the Driftwood Project are based in part on factors including global economic conditions that have been, and may continue to be, adversely affected by the COVID-19 pandemic.

Risks Relating to Our Common Stock
The price of our common stock has been and may continue to be highly volatile, which may make it difficult for shareholders to sell our common stock when desired or at attractive prices.
The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. Adverse events could trigger a significant decline in the trading price of our common stock, including, among others, failure to obtain necessary permits, unfavorable changes in commodity prices or commodity price expectations, adverse regulatory developments, loss of a relationship with a partner, litigation, departures of key personnel, and failures to advance the Driftwood Project on the terms or within the time periods anticipated. Furthermore, general market conditions, including the level of, and fluctuations in, the trading prices of equity securities generally could affect the price of our stock. The stock markets frequently experience price and volume volatility that affects many companies’ stock prices, often in ways unrelated to the operating performance of those companies. These fluctuations may affect the market price of our common stock. The trading price of our common stock during 2022 was as low as $1.54 per share and as high as $6.54 per share.
The market price of our common stock could be adversely affected by sales of substantial amounts of our common stock by us or our major shareholders.
Sales of a substantial number of shares of our common stock in the market by us or any of our major shareholders, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional equity securities. Our insider trading policy permits our officers and directors, some of whom own substantial percentages of our outstanding common stock, to pledge shares of stock that they own as collateral for loans subject to certain requirements. Some of our officers and directors have pledged shares of stock in accordance with this policy. Such pledges have resulted, and could result in the future, in large amounts of shares of our stock being sold in the market in a short period and corresponding declines in the trading price of the common stock.
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
•any renegotiation of EPC agreements that may be required in the event of delays in a final investment decision or other failures to meet specified deadlines; and
•political unrest or local community resistance to the siting of LNG facilities due to safety, environmental or security concerns.
Our failure to execute our business plan within budget and on schedule could materially adversely affect our business, financial condition, operating results, liquidity and prospects.
Tellurian’s estimated costs for the Driftwood Project and other projects may not be accurate and are subject to change.
Cost estimates for the Driftwood Project and other projects we may pursue are only approximations of the actual costs of construction. Cost estimates may be inaccurate and may change due to various factors, such as cost overruns, change orders, delays in construction, legal and regulatory requirements, site issues, increased component and material costs, escalation of labor costs, labor disputes, changes in commodity prices, changes in foreign currency exchange rates, increased spending to maintain Tellurian’s construction schedule and other factors. For example, new or increased tariffs on materials needed in the construction process could materially increase construction costs, as could supply chain issues affecting long lead-time items. Our estimate of the cost of construction of the Driftwood terminal is based on the prices set forth in our LSTK EPC agreements with Bechtel and those prices are subject to adjustment by change orders, including for consideration of certain increased costs. Our failure to achieve our cost estimates could materially adversely affect our business, financial condition, operating results, liquidity and prospects.
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
We have entered into a commercial arrangement with a third-party customer for the sale of LNG from Phase I of the Driftwood Project. Our ability to generate revenue from that contract will depend upon, among other factors, LNG prices and our ability to finance and complete the construction of the project. Tellurian’s business strategy may change regarding how and when the proposed Driftwood Project’s export capacity is marketed. Also, Tellurian’s business strategy may change due to an inability to enter into additional agreements with customers or based on a variety of factors, including the future price outlook, supply and demand of LNG, natural gas liquefaction capacity, and global regasification capacity. If our efforts to market the proposed Driftwood Project and the LNG it will produce are not successful, Tellurian’s business, results of operations, financial condition and prospects may be materially and adversely affected.
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
The construction and operation of the Driftwood Project and related pipelines remain subject to ongoing compliance obligations and further approvals, and some approvals may be subject to further conditions, review and/or revocation.
The design, construction and operation of LNG export terminals is a highly regulated activity. The approval of FERC under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, is required to construct and operate an LNG terminal. Such approvals and authorizations are often subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed. Tellurian and its affiliates will be required to obtain and maintain governmental approvals and authorizations to implement its proposed business strategy, which includes the construction and operation of the Driftwood Project. Although all the major permits required for construction and operation of the Driftwood terminal and Driftwood pipeline have been obtained, we must still satisfy various conditions of our FERC permits during the construction process. Additionally, numerous permits and approvals will be required in connection with other assets, including our upstream operations and other related pipelines. Certain environmental groups have opposed our efforts to obtain and maintain the permits necessary to grow our operations pursuant to our strategy.
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
•attract, develop and retain skilled personnel, engage and retain third-party subcontractors, and address any labor issues that may arise;
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
Furthermore, Tellurian may have disagreements with its third-party contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under the related contracts, resulting in a contractor’s unwillingness to perform further work on the relevant project. The risk of disagreements with contractors and other construction issues such as increased costs and delays may be exacerbated by inflation, supply chain disruptions and other market conditions. Tellurian may also face difficulties in commissioning a newly constructed facility. Any significant delays in the development of the Driftwood terminal could materially and adversely affect Tellurian’s business, results of operations, financial condition and prospects. The construction of the Driftwood pipeline or related pipelines will be required for the long-term operations of the Driftwood terminal and will be subject to similar risks.
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
•difficulties in engaging qualified contractors necessary for the construction of the contemplated Driftwood Project or related pipelines;
•shortages of equipment, material or skilled labor;
•natural disasters and catastrophes, such as hurricanes, explosions, fires, floods, industrial accidents, pandemics and terrorism;
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
Delays beyond the estimated development periods, as well as cost overruns, could increase the cost of completion beyond the amounts that are currently estimated, which could require Tellurian to obtain additional sources of financing to fund its activities until the proposed Driftwood terminal is constructed and operational (which could cause further delays). Any delay in completion of the Driftwood Project may also cause a delay in the receipt of revenues projected from the Driftwood Project or cause a loss of one or more customers. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects. Similar risks may affect the construction of other facilities and projects we elect to pursue.
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
•weather conditions;
•changes in demand for natural gas, including as a result of disruptive events such as the Russian invasion of Ukraine and the COVID-19 pandemic;
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

Adverse trends or developments affecting any of these factors could result in decreases in the price of LNG and/or natural gas, which could materially and adversely affect the performance of our customers and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. The profitability of the LNG SPA we have entered into will depend in part on the relationship between the costs we incur in producing or purchasing natural gas and the then-current index prices when sales occur. An adverse change in that relationship, whether resulting from an increase in our costs, a decline in the index prices or both, could make sales under the agreements less profitable or could require us to sell at a loss. Similarly, part of our business involves the trading of LNG cargos from time to time. LNG trading involves risks, including the risk that commodity price changes will result in us selling cargos at a loss. These risks have increased in recent periods as higher commodity prices have resulted in cargos becoming generally more expensive, therefore increasing our exposure to potential losses.
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
We will face numerous risks in developing and conducting our operations. For example, the plan of operations for the proposed Driftwood Project and related assets is subject to the inherent risks associated with LNG, pipeline and upstream operations, including explosions, pollution, leakage or release of toxic substances, fires, hurricanes and other adverse weather conditions, leakage of hydrocarbons, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or result in damage to or destruction of the proposed Driftwood Project, related pipelines, or upstream assets, or damage to persons and property. In addition, operations at the proposed Driftwood Project, related pipelines, upstream assets, and vessels or facilities of third parties on which Tellurian’s operations are dependent could face possible risks associated with acts of aggression or terrorism.
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
We expect to continue to pursue acquisitions of natural gas and oil properties from time to time. Successful acquisitions require an assessment of a number of factors, many of which are beyond our control. These factors include reserves, development potential, future commodity prices, operating costs, title issues, and potential environmental and other liabilities. Such assessments are inexact, and their accuracy is inherently uncertain. In connection with our assessments, we perform due diligence that we believe is generally consistent with industry practices.
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
The revenues, operating results and profitability of our natural gas or oil operating activities will depend significantly on the prices we receive for the natural gas or oil we sell. We will require substantial expenditures to replace reserves, sustain production and fund our business plans. Low natural gas or oil prices can negatively affect the amount of cash available for acquisitions and capital expenditures and our ability to raise additional capital and, as a result, could have a material adverse effect on our revenues, cash flow and reserves. In addition, low natural gas or oil prices may result in write-downs of our natural gas or oil properties, such as the $81.1 million impairment charge we incurred in 2020. Conversely, any substantial or extended increase in the price of natural gas would adversely affect the competitiveness of LNG as a source of energy (as discussed above in “ — Risks Relating to Our LNG Business — Failure of exported LNG to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects”. Part of our strategy involves adjusting the level of our natural gas development activities based on our judgment as to the most cost-effective manner in which to source natural gas for the Driftwood terminal. In some circumstances, making these adjustments may involve costs. For example, a decrease in our activities may result in the expiration of leases or an increase in costs on a per-unit basis.
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
Drilling for natural gas and oil may involve unprofitable efforts from wells that are either unproductive or productive but do not produce sufficient commercial quantities to cover drilling, completion, operating and other costs. In addition, even a commercial well may have production that is less, or costs that are greater, than we projected. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property. Drilling operations may be curtailed, delayed or canceled as a result of unexpected drilling conditions, equipment failures or accidents, shortages of equipment or personnel, environmental issues and for other reasons. Natural gas and oil reserve engineering requires estimates of underground accumulations of hydrocarbons and assumptions concerning future prices, production rates and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may be incorrect. Our estimates of proved reserves are determined based in part on costs at the date of the estimate. Any significant variance from these costs could greatly affect our estimates of reserves. At December 31, 2022, approximately 51% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflected our plans to make significant capital expenditures to convert our PUDs into proved developed reserves. The estimated development costs may not be accurate, development may not occur as scheduled and results may not be as estimated. If we choose not to develop PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, and we may therefore be required to reclassify to probable or possible any PUDs that are not developed within this five-year time frame.

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
Potential legislative and regulatory actions addressing climate change, public views about climate change and the physical effects of climate change could significantly impact us.
In recent years, various federal and state governments and regional organizations have enacted or proposed new legislation and regulations governing or restricting the emission of GHGs, including GHG emissions from oil and natural gas production equipment and facilities. At the federal level, for example, the EPA has issued regulations that require GHG emissions reporting for the Driftwood Project and related operations and proposed new regulations regarding methane emissions from our operations. Additional legislative and/or regulatory proposals targeting the elimination of or restricting

GHG emissions or otherwise addressing climate change could require us to incur additional operating costs or otherwise impact our financial results. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment and facilities, install new emission controls on our equipment and facilities, acquire allowances to authorize our GHG emissions, pay taxes related to our GHG emissions and administer and manage a GHG emissions program. Even without additional federal legislation or regulation of GHG emissions, states and other governmental authorities may impose these requirements either directly or indirectly. For example, many states and other governmental authorities have set specific targets for future GHG reductions or created renewable portfolio standards that require the procurement of certain amounts of renewable energy.

Many scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as higher sea levels, increased frequency and severity of storms, droughts, floods, and other climatic events. Such effects could adversely affect our facilities and operations, and have an adverse effect on our financial condition and results of operations. Further, adverse weather events may accelerate changes in laws and regulations aimed at reducing GHG emissions, which could result in declining demand for natural gas and LNG, and could adversely affect our business generally. In addition, many customers are focusing more on sustainability and the environmental impacts of operations of companies. An inability to respond to potential customer demands with respect to these issues could have an impact on our financial results. Furthermore, some governmental or business entities have set voluntary carbon emissions targets or are otherwise subject to regulatory limits on their carbon emissions. Any of these developments could result in less demand for our products and, in turn, affect our financial results.
For additional information on recent regulatory changes relating to climate change, please refer to Item 1, Governmental Regulations.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.
Tellurian is subject to extensive federal, state and local health and safety regulations and laws. Health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in personal harm or injury, penalties for non-compliance with relevant laws and regulations or litigation, and a failure that results in a significant health and safety incident is likely to be costly in terms of potential liabilities. Such a failure could generate public concern and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies and local communities, which in turn could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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
For example, many competing companies have secured access to, or are pursuing the development or acquisition of, LNG facilities to serve the North American natural gas market, including other proposed liquefaction facilities in North America. Tellurian may face competition from major energy companies and others in pursuing its proposed business strategy to provide liquefaction and export products and services at its proposed Driftwood terminal. In addition, competitors have developed and are developing additional LNG terminals in other markets, which will also compete with our proposed LNG facilities.
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
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on the NYSE American under the symbol “TELL.” As of February 7, 2023, there were 563,518,417 million shares outstanding held by 793 record holders of Tellurian’s common stock. The Company does not intend to pay cash dividends on its common stock in the foreseeable future.
Recent Sales of Unregistered Securities
    None that occurred during the three months ended December 31, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended December 31, 2022.
Stock Performance Graph
The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act. The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the closing of the market on December 31, 2017, through and including the market close on December 31, 2022, with the cumulative total return for the same time period of the same amount invested in the Russell 2000 index and a peer group index. The peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) comparable industries, (ii) similar market capitalization and (iii) similar operational characteristics, capital intensity, business and operating risks. Our peer group index consists of the following companies:

Peer group
APA Corporation (APA)	NextDecade Corporation (NEXT)
Cheniere Energy, Inc. (LNG)	NuStar Energy L.P. (NS)
Chesapeake Energy Corporation (CHK)	ONEOK, Inc. (OKE)
Continental Resources, Inc. (CLR)	Range Resources Corporation (RRC)
Enterprise Products Partners L.P. (EPD)	Southwestern Energy Company (SWN)
EQT Corporation (EQT)	Targa Resources Corp. (TRGP)
Gibson Energy Inc. (GEI)	The Williams Companies, Inc. (WMB)
Kinder Morgan, Inc. (KMI)

	Year Ended December 31,
	2017	2018	2019	2020	2021	2022
Tellurian Inc.	100	71	75	13	32	17
Russell 2000	100	88	109	129	146	115
Peer group	100	78	84	60	92	124

Stock Performance Graph
200
150
100
50
—
$ Value
2017
2018
2019
2020
2021
2022
Period Ending
Tellurian Inc.
Russell 2000
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
•Capital Development Activities
•Results of Operations
•Commitments and Contingencies
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing and plans to operate a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), an associated pipeline (the “Driftwood pipeline”), other related pipelines, and upstream natural gas assets (collectively referred to as the “Business”). The Driftwood terminal and the Driftwood pipeline are collectively referred to as the “Driftwood Project.” As of December 31, 2022, our upstream natural gas assets consist of 27,689 net acres and interests in 143 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, which includes increasing our asset base, we will consider various commercial arrangements with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties, trading of LNG, the acquisition of additional upstream acreage and drilling of new wells on our existing or newly acquired upstream acreage. We remain focused on the financing and construction of the Driftwood Project and related pipelines while managing our upstream assets.
We manage and report our operations in three reportable segments. The Upstream segment is organized and operates to produce, gather, and deliver natural gas and to acquire and develop natural gas assets. The Midstream segment is organized to develop, construct and operate LNG terminals and pipelines. The Marketing & Trading segment is organized and operates to purchase and sell natural gas produced primarily by the Upstream segment, market the Driftwood terminal’s LNG production capacity and trade LNG.
We continue to evaluate the scope and other aspects of our Business in light of the evolving economic environment, dynamics of the global political landscape, needs of potential counterparties and other factors. How we execute our Business will be based on a variety of factors, including the results of our continuing analysis, changing business conditions and market feedback.
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
Upstream Asset Acquisition
On August 18, 2022, the Company completed the acquisition of certain natural gas assets in the Haynesville Shale basin. The purchase price of $125.0 million was subject to customary adjustments totaling approximately $8.8 million, for an adjusted purchase price of approximately $133.8 million.
Environmental, Social, Governance Practices
During the year ended December 31, 2021, the Company entered into a pledge with the National Forest Foundation on a five-year plan for reforestation and other forest management projects totaling $25.0 million across the United States. In 2022, the Company supported the planting of more than one million trees on 1,441 acres across the United States and bolstered nursery capacity by 1 million seedlings.
Upstream Natural Gas Drilling Activities
During the year ended December 31, 2022, we put in production 13 operated Haynesville wells and participated in four non-operated Haynesville wells that were put in production.

Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand and cash generated from our upstream natural gas sales. Our current capital resources consist of approximately $474.2 million of cash and cash equivalents as of December 31, 2022 on a consolidated basis. We currently maintain an at-the-market equity offering program pursuant to which we may sell our common stock from time to time. As of the date of this filing, we have availability to raise aggregate gross sales proceeds of $500.0 million under this at-the-market equity offering program.
As of December 31, 2022, we had total indebtedness of approximately $557.7 million, of which approximately $166.7 million is subject to redemption at the sole discretion of holders of the Convertible Notes on May 1, 2023. The holders of the Convertible Notes may also redeem up to an additional $166.7 million on May 1, 2024. We also had contractual obligations associated with our finance and operating leases totaling $215.8 million, of which $7.7 million is scheduled to be paid within the next twelve months.
The Company has sufficient cash on hand and available liquidity to satisfy its obligations and fund its working capital needs for at least twelve months following the date of issuance of the consolidated financial statements. The Company has the ability to generate additional proceeds from various potential financing transactions. We remain focused on the financing and construction of the Driftwood Project and related pipelines while managing our upstream assets.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Cash used in operating activities	$(22,534)	$(61,560)
Cash used in investing activities	(565,571)	(57,865)
Cash provided by financing activities	789,299	344,962

Net increase in cash, cash equivalents and restricted cash	201,194	225,537
Cash, cash equivalents and restricted cash, beginning of the period	307,274	81,737
Cash, cash equivalents and restricted cash, end of the period	$508,468	$307,274

Net working capital	$276,750	$238,920
Cash used in operating activities for the year ended December 31, 2022 decreased by approximately $39.0 million compared to the same period in 2021 due primarily to a decrease in our consolidated Net loss of approximately $49.8 million for the year ended December 31, 2022, compared to a Net loss of approximately $114.7 million in 2021. The decrease in our consolidated Net loss was partially offset by an overall increase in disbursements in the normal course of business.
Cash used in investing activities for the year ended December 31, 2022 increased by approximately $507.7 million compared to the same period in 2021. This increase was primarily due to increased spending on natural gas acquisition and development activities of approximately $344.8 million in the current period, as compared to approximately $32.4 million in the prior period. This increase was also due to the funding of Driftwood Project construction activities of approximately $175.8 million and Driftwood Project land purchases and land improvements of approximately $23.5 million in the current period.
See Note 4, Property, plant and equipment, of our Notes to the Consolidated Financial Statements for additional information about our investing activities.
Cash provided by financing activities increased by approximately $444.3 million for the year ended December 31, 2022, as compared to the same period in 2021. This increase was primarily due to higher net proceeds from borrowing transactions of approximately $436.0 million in the current period as compared to the same period of 2021 and the absence of principal repayments of borrowings of approximately $119.7 million which were completed during the year ended December 31, 2021. The increase was partially offset by an overall decrease in net proceeds from equity issuances of $108.1 million in the current period as compared to the prior period.
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
Our strategy involves acquiring additional natural gas properties, including properties in the Haynesville shale basin. We intend to pursue potential acquisitions of such assets, or public or private companies that own such assets. We expect to use stock, cash on hand, or cash raised in financing transactions to complete an acquisition of this type.
We anticipate funding our more immediate liquidity requirements for the construction of the Driftwood terminal, natural gas activities, and general and administrative expenses through the use of cash on hand, proceeds from operations, and proceeds from completed and future issuances of securities by us. Investments in the construction of the Driftwood terminal and natural gas development are and will continue to be significant, but the size of those investments will depend on, among other things, commodity prices, Driftwood Project financing developments and other liquidity considerations, and our continuing analysis of strategic risks and opportunities. Consistent with our overall financing strategy, the Company has considered, and in some cases discussed with investors, various potential financing transactions, including issuances of debt, equity and equity-linked securities or similar transactions, to support its capital requirements. The Company will continue to evaluate its cash needs and business outlook, and it may execute one or more transactions of this type in the future.

Results of Operations
The following table summarizes costs and expenses for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Natural gas sales	$270,975	$51,499	$30,441
LNG sales	120,951	19,776	6,993
Total revenue	391,926	71,275	37,434
Operating expenses	37,886	11,693	10,230
LNG cost of sales	131,663	24,745	6,993
Total cost of sales	169,549	36,438	17,223
Development expenses	68,782	50,186	27,492
Depreciation, depletion and amortization	44,357	11,481	17,228
General and administrative expenses	126,386	85,903	47,349
Impairment charge and loss on transfer of assets	—	—	81,065
Severance and reorganization charges	—	—	6,359
Related party charges	625	—	7,357
Loss from operations	(17,773)	(112,733)	(166,639)
Interest expense, net	(13,860)	(9,378)	(43,445)
Gain on extinguishment of debt, net	—	1,422	—
Other (loss) income, net	(18,177)	5,951	(612)
Income tax benefit (provision)	—	—	—
Net loss	$(49,810)	$(114,738)	$(210,696)
The most significant changes affecting our results of operations for the year ended December 31, 2022 compared to 2021, on a consolidated basis and by segment, are the following:
Upstream
•Increase of approximately $219.5 million in Natural gas sales as a result of higher realized natural gas prices and production volumes attributable to the acquisition of proved natural gas properties and newly drilled and completed wells during 2022.
•Increase of approximately $26.2 million in Operating expenses primarily as a result of higher production volumes attributable to the acquisition of proved natural gas properties and newly drilled and completed wells during 2022.
•Increase of approximately $32.9 million in DD&A is primarily attributable to a higher net book value utilized in the calculation of DD&A due to the acquisition of proved natural gas assets, increased capital expenditures and higher production volumes during the current period.
Marketing & Trading
•Increase of approximately $101.2 million and approximately $106.9 million in LNG sales and LNG cost of sales, respectively, primarily as a result of increased realized sales and purchase prices of an LNG cargo sold during the first quarter of 2022, as compared to the realized price of an LNG cargo sold during the second quarter of 2021.
•Increase of approximately $24.1 million in Other (loss) income, net primarily attributable to approximately $27.2 million of realized losses on the settlement of natural gas financial instruments, which was partially offset by a $10.5 million unrealized gain on natural gas financial instruments due to changes in the fair value of the Company’s derivative instruments during the current period as compared to the same period in 2021. The net loss on natural gas financial instruments in the current period was partially offset by approximately $3.5 million of realized gain on the settlements of LNG financial instruments.
Midstream
•Increase of approximately $18.6 million in Development expenses primarily attributable to a one-time donation of $6.8 million of land and roads for public use in the state of Louisiana, an approximately $3.1 million increase in technical and engineering services associated with the Driftwood Project and pipeline development activities, and an approximately $8.7 million increase in other development expenses associated with the Driftwood Project and related pipelines.
Consolidated
•Increase of approximately $40.5 million in General and administrative expenses primarily attributable to a $14.6 million increase in professional services, a $9.0 million increase in donations to a university to advance global energy research and an increase of $16.9 million in other expenses in the normal course of business.
•Increase of approximately $4.5 million in Interest expense, net due to increased interest charges as a result of the Company’s increase in borrowing obligations during 2022 as compared to 2021. The increase in Interest expense, net was partially offset by approximately $5.7 million of capitalized interest during 2022. For further information regarding the Company’s outstanding borrowing obligations, see Note 10, Borrowings, of our Notes to the Consolidated Financial Statements.
As a result of the foregoing, our consolidated Net loss was approximately $49.8 million for the year ended December 31, 2022, compared to a Net loss of approximately $114.7 million in 2021.

The most significant changes affecting our results of operations for the year ended December 31, 2021 compared to 2020, on a consolidated basis and by segment, are the following:

Upstream
•Increase of approximately $21.1 million and approximately $1.5 million in Natural gas sales and Operating expenses, respectively, attributable to increased realized natural gas prices, partially offset by decreased production volumes, as compared to 2020.
•Absence of proved natural gas Impairment charges of approximately $81.1 million that were incurred during 2020.
•Decrease of approximately $5.7 million in DD&A expenses due to utilizing a lower net book value in the calculation of DD&A as a result of the Impairment charge that we recognized in the prior year.
Marketing & Trading
•Increase of approximately $12.8 million and approximately $17.8 million in LNG sales and LNG cost of sales, respectively, as a result of increased prices of an LNG cargo sold during the second quarter of 2021, as compared to an LNG cargo sold in the third quarter of 2020.
Midstream
•An increase of approximately $22.7 million in Development expenses primarily attributable to an $18.1 million increase in compensation expenses and a $4.6 million increase in professional services, engineering services and other development expenses associated with the Driftwood Project.
Consolidated
•Absence of Severance and reorganization charges, and Related party charges of approximately $6.4 million and $7.4 million, respectively, that were incurred during 2020.
•Decrease of approximately $34.1 million in Interest expense due to the decline in interest charges as a result of the repayment of our borrowing obligations that were outstanding at the end of 2020. For further information regarding the repayment of our borrowing obligations, see Note 10, Borrowings, of our Notes to the Consolidated Financial Statements.
•Increase of approximately $38.6 million in General and administrative expenses primarily attributable to a $32.2 million increase in compensation expenses and a $6.4 million increase in professional services.
•Increase of approximately $6.6 million in Other income (loss), net primarily attributable to an approximately $8.7 million unrealized gain on natural gas financial instruments due to changes in the fair value of the Company’s derivative instruments during the current period. The increase was partially offset by an approximately $2.5 million realized loss on the settlements of unvested warrants during the current period.
As a result of the foregoing, our consolidated Net loss was approximately $114.7 million for the year ended December 31, 2021, compared to a Net loss of approximately $210.7 million in 2020.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary market risk relating to our financial instruments is the volatility in market prices for our natural gas production. We use financial instruments to reduce cash flow variability due to fluctuations in the prices of natural gas. The market price risk is offset by the gain or loss recognized upon the related sale of the production that is financially protected. Refer to Note 7, Financial Instruments, of the consolidated financial statements included in this Annual Report for additional details about our financial instruments and their fair value. To quantify the sensitivity of the fair value of the Company’s financial instruments to changes in underlying commodity prices, management modeled a 10% increase and decrease in the commodity price for natural gas prices, as follows (in millions):

	As of December 31, 2022	10% Increase	10% Decrease
Natural Gas Financial Instruments	$10,463	$7,711	$13,446

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
TELLURIAN INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tellurian Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tellurian Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
The Company’s proved natural gas properties are depleted using the units-of-production method based upon natural gas reserves. The development of the Company’s natural gas reserve quantities requires management to make significant estimates and assumptions. The Company engages an independent reservoir engineer, management’s specialist, to estimate natural gas quantities using generally accepted methods, calculation procedures and engineering data. Changes in assumptions or engineering data could have a significant impact on the amount of depletion. Proved natural gas properties, net of accumulated depreciation were $320.6 million as of December 31, 2022, and depletion expense was $43.8 million for the year then ended.

Given the significant judgments made by management and management’s specialist, performing audit procedures to evaluate the Company’s natural gas reserve quantities, including management’s estimates and assumptions related to the five-year development rule, natural gas prices, and capital expenditures requires a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions related to natural gas reserves included the following, among others:

•We tested the effectiveness of controls related to the Company’s estimation of natural gas properties reserve quantities, including controls relating to the natural gas prices.

•We evaluated the reasonableness of management’s five-year development plan by comparing the forecasts to:

◦Historical conversions of proved undeveloped reserves.
◦Compared expected completion date of proved undeveloped reserves in the current year against the completion date the year the reserves were added to the development plan.

•We evaluated the reasonableness of natural gas prices by comparing such amounts to:

◦Third party industry sources.
◦Historical realized natural gas prices.
◦Historical realized natural gas price differentials.

•We evaluated the reasonableness of capital expenditures by comparing to historical wells drilled.

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
February 22, 2023

We have served as the Company’s auditor since 2016.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$474,205	$305,496
Accounts receivable	76,731	9,270
Prepaid expenses and other current assets	23,355	12,952
Total current assets	574,291	327,718

Property, plant and equipment, net	789,076	150,545
Deferred engineering costs	—	110,025
Other non-current assets	63,316	33,518
Total assets	$1,426,683	$621,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,805	$2,852
Accrued and other liabilities	129,180	85,946
Borrowings	163,556	—
Total current liabilities	297,541	88,798

Long-term liabilities:
Borrowings	382,208	53,687
Finance lease liabilities	49,963	50,103
Other non-current liabilities	24,428	10,917
Total long-term liabilities	456,599	114,707

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 800,000,000 and 800,000,000 authorized: 564,567,568 and 500,453,575 shares outstanding, respectively	5,456	4,774
Additional paid-in capital	1,647,896	1,344,526
Accumulated deficit	(980,870)	(931,060)
Total stockholders’ equity	672,543	418,301
Total liabilities and stockholders’ equity	$1,426,683	$621,806

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Natural gas sales	$270,975	$51,499	$30,441
LNG sales	120,951	19,776	6,993
Total revenue	391,926	71,275	37,434

Operating costs and expenses:
LNG Cost of sales	131,663	24,745	6,993
Operating expenses	37,886	11,693	10,230
Development expenses	68,782	50,186	27,492
Depreciation, depletion and amortization	44,357	11,481	17,228
General and administrative expenses	126,386	85,903	47,349
Impairment charges	—	—	81,065
Severance and reorganization charges	—	—	6,359
Related party charges (Note 8)	625	—	7,357
Total operating costs and expenses	409,699	184,008	204,073

Loss from operations	(17,773)	(112,733)	(166,639)

Interest expense, net	(13,860)	(9,378)	(43,445)
Gain on extinguishment of debt, net	—	1,422	—
Other (expense) income, net	(18,177)	5,951	(612)

Loss before income taxes	(49,810)	(114,738)	(210,696)
Income tax benefit (provision)	—	—	—
Net loss	$(49,810)	$(114,738)	$(210,696)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.28)	$(0.79)

Weighted average shares outstanding:
Basic and diluted	526,946	407,615	267,615

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Total shareholders’ equity, beginning balance	$418,301	$109,090	$166,285

Preferred stock	61	61	61

Common stock:
Beginning balance	4,774	3,309	2,211
Common stock issuance	677	1,361	808
Share-based compensation, net(1)	3	43	55
Severance and reorganization charges	—	—	22
Shared-based payments	2	1	—
Settlement of Final Payment Fee (Note 10)	—	—	110
Borrowings principal repayment (Note 10)	—	—	93
Warrants exercised	—	60	10
Ending balance	5,456	4,774	3,309

Additional paid-in capital:
Beginning balance	1,344,526	922,042	769,639
Common stock issuance	299,063	406,493	98,867
Share-based compensation, net(1)	3,631	7,892	8,589
Severance and reorganization charges	—	—	2,667
Share-based payments	676	200	561
Settlement of Final Payment Fee (Note 10)	—	—	9,036
Warrants issued in connection with Borrowings (Note 12)	—	—	17,998
Borrowings principal repayment (Note 10)	—	—	13,695
Warrants exercised	—	8,117	990
Debt extinguishment	—	(218)	—
Ending balance	1,647,896	1,344,526	922,042

Accumulated deficit:
Beginning balance	(931,060)	(816,322)	(605,626)
Net loss	(49,810)	(114,738)	(210,696)
Ending balance	(980,870)	(931,060)	(816,322)

Total shareholders’ equity, ending balance	$672,543	$418,301	$109,090

(1) Includes settlement of 2019 bonuses that were accrued for in 2019.

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(49,810)	$(114,738)	$(210,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	44,357	11,481	17,228
Amortization of debt issuance costs, discounts and fees	2,424	3,102	28,741
Share-based compensation	3,633	5,950	2,699
Share-based payments	678	200	562
Severance and reorganization charges	—	—	2,689
Interest elected to be paid-in-kind	—	508	3,317
Impairment charge and loss on transfer of assets	—	—	81,065
Unrealized (gain) loss on financial instruments not designated as hedges	(9,073)	(8,693)	2,618
Net gain on extinguishment of debt	—	(1,422)	—
Other	1,210	1,035	3,378
Net changes in working capital (Note 18)	(15,953)	41,017	(1,566)
Net cash used in operating activities	(22,534)	(61,560)	(69,965)
Cash flows from investing activities:
Acquisition and development of natural gas properties	(344,800)	(32,364)	(1,307)
Driftwood Project and other related pipelines construction costs	(175,791)	(15,208)	—
Land purchases and land improvements	(23,492)	(10,293)	—
Investment in unconsolidated entities	(6,089)	—	—
Note receivable	(6,595)
Capitalized internal use software and other assets	(8,804)	—	—
Net cash used in investing activities	(565,571)	(57,865)	(1,307)
Cash flows from financing activities:
Proceeds from common stock issuances	309,021	421,809	103,664
Equity issuance costs	(9,281)	(13,955)	(3,989)
Borrowing proceeds	501,178	56,500	50,000
Borrowings issuance costs	(11,487)	(2,854)	(2,612)
Borrowings principal repayments	—	(119,725)	(60,100)
Proceeds from warrant exercise	—	8,177	1,000
Tax payments for net share settlements of equity awards (Note 18)	—	(3,064)	(1,659)
Finance lease principal payments	(132)	(1,926)	(1,777)
Net cash provided by financing activities	789,299	344,962	84,527

Net increase in cash, cash equivalents and restricted cash	201,194	225,537	13,255
Cash, cash equivalents and restricted cash, beginning of period	307,274	81,737	68,482
Cash, cash equivalents and restricted cash, end of period	508,468	307,274	81,737
Supplementary disclosure of cash flow information:
Interest paid	$20,647	$4,105	$11,025

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
The Company has sufficient cash on hand and available liquidity to satisfy its obligations and fund its working capital needs for at least twelve months following the date of issuance of the Consolidated Financial Statements. The Company has the ability to generate additional proceeds from various other potential financing transactions. We remain focused on the financing and construction of the Driftwood Project and related pipelines while managing our upstream assets.
Segments
Segment information is prepared on the same basis that our Chief Executive Officer, who is our Chief Operating Decision Maker, uses to manage the segments, evaluate financial results and make key operating decisions. We identified the Upstream, Midstream and Marketing & Trading components as the Company’s operating segments. These operating segments represent the Company’s reportable segments. The remainder of our business is presented as “Corporate,” and consists of corporate costs and intersegment eliminations.
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
Accounts Receivable
The Company’s receivables consist primarily of trade receivables from natural gas sales and joint interest billings due from owners on properties the Company operates. The majority of these receivables have payment terms of 30 days or less. The Company generally has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings for receivables due from joint interest owners. The Company’s historical credit losses have been de minimis and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of the Company’s counterparties.
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
Property, Plant and Equipment
Natural gas development and production activities are accounted for using the successful efforts method of accounting. Costs incurred to acquire a property (whether proved or unproved) are capitalized when incurred. Costs to develop proved reserves are capitalized and our natural gas reserves are depleted using the units-of-production method.
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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases
The Company adopted Accounting Standards Update ASU 2016-02, Leases (Topic 842), and subsequent amendments thereto (“ASC 842”) on January 1, 2019 using the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustments to prior periods. We elected the transition package of practical expedients to carry-forward prior conclusions related to lease identification and classification for existing leases, combine lease and non-lease components of an arrangement for all classes of our leased assets and omit short-term leases with a term of 12 months or less from recognition on the balance sheet.
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
In addition, certain costs incurred prior to achieving the NTP State will be capitalized although the NTP Criteria have not been met. Costs to be capitalized prior to achieving the NTP State include land purchase costs, land improvement costs, costs associated with preparing the facility for use, direct payroll and payroll benefit-related costs and any fixed structure construction costs (fence, storage areas, drainage, etc.). Furthermore, activities directly associated with detailed engineering and/or facility designs shall be capitalized. Interest is capitalized in connection with the construction of major facilities. All amounts capitalized are periodically assessed for impairment and may be impaired if indicators are present.
Prior to reaching the NTP State, costs incurred to complete construction activities necessary to proceed under our LSTK EPC agreement with Bechtel are capitalized as construction in progress when the following criteria are met: (i) costs incurred are directly identifiable, (ii) necessary regulatory permits are secured, (iii) funding for the scope of work is available, and (iv) construction activities are creditable under the LSTK EPC agreement.
Prior to reaching the NTP State, costs incurred to complete construction activities necessary to develop the Driftwood pipeline and other related pipelines are capitalized as construction in progress when the following criteria are met: (i) costs incurred are directly identifiable, (ii) necessary regulatory permits are secured, and (iii) funding for the scope of work is available.
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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Post employment benefits
The Company provides cash and other termination benefits pursuant to ongoing benefit arrangements to its employees in connection with a qualifying termination of their employment. The cost of providing post employment benefits is recognized when the obligation is probable of occurring and can be reasonably estimated.

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
NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
    Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$2,174	$605
Deposits	172	2,268
Restricted cash	9,375	—
Derivative asset, net - current (Note 7)	10,463	8,693
Other current assets	1,171	1,386
Total prepaid expenses and other current assets	$23,355	$12,952
Deposits
Margin deposits posted with a third-party financial institution related to our financial instrument contracts were approximately $0.1 million and $2.1 million as of December 31, 2022 and December 31, 2021, respectively.
Restricted Cash
Restricted cash as of December 31, 2022 consists of approximately $9.4 million held in escrow under the terms of the purchase and sale agreement for the acquisition of certain natural gas assets in the Haynesville Shale. See Note 4, Property, Plant and Equipment, for further information.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Upstream natural gas assets:
Proved properties	$412,977	$96,297
Wells in progress	55,374	17,653
Accumulated DD&A	(92,423)	(48,638)
Total upstream natural gas assets, net	375,928	65,312

Driftwood Project assets:
Land and land improvements	52,460	25,222
Driftwood terminal construction in progress	292,734	—
Finance lease assets, net of accumulated DD&A	56,708	57,883
Buildings and other assets, net of accumulated DD&A	340	371
Total Driftwood Project assets, net	402,242	83,476

Fixed assets and other:
Leasehold improvements and other assets	12,672	3,104
Accumulated DD&A	(1,766)	(1,347)
Total fixed assets and other, net	10,906	1,757
Total property, plant and equipment, net	$789,076	$150,545
Depreciation, depletion and amortization expenses for the years ended December 31, 2022, 2021 and 2020 were approximately $44.4 million, $11.5 million and $17.2 million, respectively.
Driftwood Terminal Construction in Progress
During the year ended December 31, 2021, the Company initiated certain owner construction activities necessary to proceed under our LSTK EPC agreement with Bechtel Energy Inc., formerly known as Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”), for Phase 1 of the Driftwood terminal. On March 24, 2022, the Company issued a limited notice to proceed (“LNTP”) to Bechtel under the Phase 1 EPC Agreement and commenced construction of Phase 1 of the Driftwood terminal on April 4, 2022. As the Company commenced construction activities, Deferred engineering costs and Permitting costs of approximately $110.0 million and $13.4 million, respectively, were transferred to construction in progress as of March 31, 2022. During the year ended December 31, 2022, we also capitalized approximately $169.3 million of directly identifiable project costs as construction in progress, inclusive of approximately $5.7 million in capitalized interest.
Asset Acquisition
On August 18, 2022, the Company completed the acquisition of certain natural gas assets in the Haynesville Shale basin (the “Asset Acquisition”). The purchase price of $125.0 million was subject to customary adjustments totaling approximately $8.8 million, for an adjusted purchase price of approximately $133.8 million. The sellers may receive an additional cash payment of $7.5 million if the average NYMEX Henry Hub gas price for the contract delivery months beginning with August 2022 through March 2023 exceeds a specific threshold per MMBtu (the “Contingent Consideration”). See Note 7, Financial Instruments, for further information.
Proved Properties
During the year ended December 31, 2022, we put in production 13 operated Haynesville wells and participated in four non-operated Haynesville wells that were put in production.
NOTE 5 — DEFERRED ENGINEERING COSTS
Deferred engineering costs related to the planned construction of the Driftwood terminal were transferred to construction in progress upon issuing the LNTP to Bechtel in March 2022. See Note 4, Property, Plant and Equipment, for further information.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	December 31,
	2022	2021
Land lease and purchase options	$300	$6,368
Permitting costs	916	13,408
Right of use asset — operating leases	13,303	10,166
Restricted cash	24,888	1,778
Investment in unconsolidated entities	6,089	—
Note receivable	6,595
Driftwood pipeline materials and rights of way	9,136	—
Other	2,089	1,798
Total other non-current assets	$63,316	$33,518
Land Lease and Purchase Options
During the first quarter of 2022, we exercised the final land purchase options related to the Driftwood terminal. Land purchase options held by the Company as of December 31, 2022 are related to the Driftwood pipeline.
Permitting Costs
Permitting costs primarily represent the purchase of wetland credits in connection with our permit application to the USACE in 2017, which was supplemented in 2018. The permit was issued on May 3, 2019 (the “Permit”). These wetland credits were transferred to construction in progress upon issuing the limited notice to proceed to Bechtel in March 2022. See Note 4, Property, Plant and Equipment, for further information. The purchase of these wetland credits was a condition of the Permit in accordance with the Clean Water Act and the Rivers and Harbors Act, which requires us to mitigate the potential impact to Louisiana wetlands that might be caused by the construction of the Driftwood Project.
Restricted Cash
Restricted cash as of December 31, 2022 and December 31, 2021, represents the cash collateralization of letters of credit associated with finance leases.
Investment in Unconsolidated Entities
On February 24, 2022, the Company purchased 1.5 million ordinary shares of an unaffiliated entity that provides renewable energy services. The total cost of this investment was approximately $6.1 million. This investment does not provide the Company with a controlling financial interest in or significant influence over the operating or financial decisions of the unaffiliated entity. The Company’s investment was recorded at cost.
Note Receivable
The Company issued an amended and restated $6.6 million promissory note due June 14, 2024 (the “Promissory Note”) to an unaffiliated entity (the “Borrower”) engaged in the development of infrastructure projects in the energy industry. The Promissory Note is collateralized by a secondary interest in the Borrower’s rights to certain land lease agreements. The Promissory Note bears interest at a rate of 6.00%, which will be capitalized into the outstanding principal balance annually.
NOTE 7 — FINANCIAL INSTRUMENTS
Natural Gas Financial Instruments
The primary purpose of our commodity risk management activities is to hedge our exposure to cash flow variability from commodity price risk due to fluctuations in commodity prices. The Company uses natural gas financial futures and option contracts to economically hedge the commodity price risks associated with a portion of our expected natural gas production. The Company’s open positions as of December 31, 2022 had notional volumes of approximately 9.8 Bcf, with maturities extending through October 2023.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LNG Financial Futures
During the year ended December 31, 2021, we entered into LNG financial futures contracts to reduce our exposure to commodity price fluctuations and to achieve more predictable cash flows relative to two LNG cargos that we were committed to purchase from and sell to unrelated third-party LNG merchants in the normal course of business in January and April 2022. As of December 31, 2022, there were no open LNG financial instrument positions.
Contingent Consideration
The purchase price for the Asset Acquisition includes Contingent Consideration which was determined to be an embedded derivative and is recorded at fair value in the Consolidated Balance Sheets. Refer to Note 4, Property, Plant and Equipment, for additional information. As of the date of the acquisition, the fair value of the Contingent Consideration was approximately $3.9 million, which was recorded as part of the basis in proved natural gas properties with a corresponding embedded derivative liability. Changes in the fair value of the Contingent Consideration are recognized in the period they occur and included within Other expense, net on the Consolidated Statements of Operations.

The following table summarizes the effect of the Company’s financial instruments which are included within Other expense, net on the Consolidated Statements of Operations (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021
Natural gas financial instruments:
Realized loss	$27,179	$826
Unrealized gain	10,463	—
LNG financial futures contracts:
Realized gain	3,532	1,010
Unrealized (loss) gain	(5,161)	8,693
Contingent Consideration:
Unrealized gain	3,770	—
The following table presents the classification of the Company’s financial derivative assets and liabilities that are required to be measured at fair value on a recurring basis on the Company’s Consolidated Balance Sheets (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021
Current Assets:
Natural Gas Financial Instruments	$10,463	$—
LNG Financial Futures	—	8,693
Current liabilities:
Contingent Consideration	118	—
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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — RELATED PARTY TRANSACTIONS
Accounts Payable due to Related Parties
In conjunction with the dismissal of prior litigation (the “Litigation”), we agreed to reimburse the Vice Chairman of the Company’s Board of Directors, Martin Houston, for reasonable attorneys’ fees and expenses he incurred during the Litigation. During the year ended December 31, 2020, we paid approximately $5.1 million to third parties to settle outstanding amounts incurred by Mr. Houston for reasonable attorneys’ fees and expenses. During the years ended December 31, 2021 and 2020, we also paid Mr. Houston approximately $0.9 million and $1.4 million, respectively, for other expenses he incurred in connection with the Litigation. As of December 31, 2022 and 2021, all amounts owed to Mr. Houston were fully settled.
Related Party Contractor Service Fees and Expenses
The Company entered into a one-year independent contractor agreement, effective January 1, 2022, with Mr. Houston. Pursuant to the terms and conditions of this agreement, the Company paid Mr. Houston a monthly fee of $50.0 thousand plus approved expenses. In December 2022, the Company amended the independent contractor agreement to expire on the earlier of (i) termination of Mr. Houston and (ii) December 31, 2023, and to increase the monthly fee to $55.0 thousand plus approved expenses. For the year ended December 31, 2022, the Company paid Mr. Houston approximately $0.6 million, for contractor service fees and expenses. As of December 31, 2022, there were no balances due to Mr. Houston.
NOTE 9 — ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Upstream accrued liabilities	$71,977	$26,421
Payroll and compensation	37,329	50,243
Accrued taxes	730	991
Driftwood Project and related pipelines development activities	4,423	435
Lease liabilities	2,875	2,279
Accrued interest	5,793	660
Other	6,053	4,917
Total accrued and other liabilities	$129,180	$85,946
NOTE 10 — BORROWINGS
The Company’s borrowings consist of the following (in thousands):

	December 31, 2022
	Principal repayment obligation	Unamortized DFC	Carrying value
Senior Secured Convertible Notes, current	$166,666	$(3,110)	$163,556
Senior Secured Convertible Notes, non-current	333,334	(6,219)	327,115
Senior Notes due 2028	57,678	(2,585)	55,093
Total borrowings	$557,678	$(11,914)	$545,764

	December 31, 2021
	Principal repayment obligation	Unamortized DFC	Carrying value
Senior Notes due 2028	$56,500	$(2,813)	$53,687
Total borrowings	$56,500	$(2,813)	$53,687
Amortization of the Company’s DFC is a component of Interest expense, net in the Company’s Consolidated Statements of Operations. The Company amortized approximately $2.4 million, $3.1 million, and $28.7 million during the years ended December 31, 2022, 2021, and 2020, respectively.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On each of May 1, 2023 and May 1, 2024, the holders of the Convertible Notes may redeem up to $166.7 million of the initial principal amount of the Notes at par, plus accrued and unpaid interest (the “Redemption Amount”). The Company classified the potential Redemption Amount in respect of May 1, 2023 as a current borrowing on the Consolidated Balance Sheet as of December 31, 2022.
Our borrowing obligations under the Convertible Notes are collateralized by a first priority lien on the Company’s equity interests in Tellurian Production Holdings LLC (“Tellurian Production Holdings”), a wholly owned subsidiary of Tellurian Inc. Tellurian Production Holdings owns all of the Company’s upstream natural gas assets described in Note 4, Property, Plant and Equipment. Upon the Company’s compliance with its obligations in respect of an Optional Redemption (regardless of whether holders accept or reject the redemption), the lien on the equity interests in Tellurian Production Holdings will be automatically released. The Notes contain a minimum cash balance requirement of $100.0 million and non-financial covenants. As of December 31, 2022, we remained in compliance with the minimum cash balance requirement and all other covenants under the Notes.
As of December 31, 2022, the estimated fair value of the Convertible Notes was approximately $446.1 million. The Level 3 fair value was estimated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and inputs that are not observable in the market.
Senior Notes due 2028
On November 10, 2021, we sold in a registered public offering $50.0 million aggregate principal amount of 8.25% Senior Notes due November 30, 2028 (the “Senior Notes”). Net proceeds from the Senior Notes were approximately $47.5 million after deducting fees. The underwriter was granted an option to purchase up to an additional $7.5 million of the Senior Notes within 30 days. On December 7, 2021, the underwriter exercised the option and purchased an additional $6.5 million of the Senior Notes resulting in net proceeds of approximately $6.2 million after deducting fees. The Senior Notes have quarterly interest payments due on January 31, April 30, July 31, and October 31 of each year and on the maturity date. As of December 31, 2022, the Company was in compliance with all covenants under the indenture governing the Senior Notes. The Senior Notes are listed and trade on the NYSE American under the symbol “TELZ,” and are classified as Level 1 within the fair value hierarchy. As of December 31, 2022, the closing market price was $17.45 per Senior Note.
At-the-Market Debt Offering Program
On December 17, 2021, we entered into an at-the-market debt offering program under which the Company may offer and sell, from time to time on the NYSE American, up to an aggregate principal amount of $200.0 million of additional Senior Notes. During the year ended December 31, 2022, we sold approximately $1.2 million aggregate principal amount of additional Senior Notes for total proceeds of approximately $1.1 million after fees and commissions under our at-the-market debt offering program. On December 30, 2022, the Company terminated the at-the-market debt offering program.
2020 Senior Unsecured Note
On April 29, 2020, we issued a zero coupon $56.0 million senior unsecured note (the “2020 Unsecured Note”) to an unrelated third party. The 2020 Unsecured Note was repaid in installments with the final contractually required payment made on March 31, 2021.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Trade Finance Credit Line
On July 19, 2021, we entered into an uncommitted trade finance credit line for up to $30.0 million that is intended to finance the purchase of LNG cargos for ultimate resale in the normal course of business. On December 7, 2021, the uncommitted trade finance credit line was amended and increased to $150.0 million. As of the period ended December 31, 2022, no amounts were drawn under this credit line.
NOTE 12 — STOCKHOLDERS’ EQUITY
At-the-Market Equity Offering Programs
We maintained multiple at-the-market equity offering programs pursuant to which we sold shares of our common stock from time to time on the NYSE American. For the year ended December 31, 2022, we issued 67.7 million shares of our common stock under our at-the-market equity offering programs for net proceeds of approximately $299.7 million. The Company has not sold any common stock under the at-the-market equity offering programs since April 2022.
On December 30, 2022, the Company terminated the Company’s then-existing at-the-market equity offering programs. On December 30, 2022, the Company entered into a new at-the-market equity offering program pursuant to which the Company may sell shares of its common stock from time to time on the NYSE American for aggregate sales proceeds of up to $500.0 million. As of December 31, 2022, we had availability under the at-the-market program to raise aggregate gross sales proceeds of up to $500.0 million.
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
NOTE 13 — 2020 SEVERANCE AND REORGANIZATION
During the first quarter of 2020, we implemented a cost reduction and reorganization plan due to the sharp decline in oil and natural gas prices as well as the negative economic effects of the COVID-19 pandemic. We satisfied all amounts owed to former employees and incurred approximately $6.4 million of severance and reorganization charges during the year ended December 31, 2020.
Employee Retention Plan
In July 2020, the Company’s Board of Directors approved an employee retention incentive plan (the “Employee Retention Plan”) aggregating $12.0 million. The Employee Retention Plan was designed to vest in four equal installments upon the attainment of a ten-day average closing price of the Company’s common stock above $2.25, $3.25, $4.25 and $5.25 (the “Stock Performance Targets”). During the year ended December 31, 2021, three of the four installments vested and we recognized approximately $7.9 million in retention charges within General and administrative expenses and Development expenses in our Consolidated Statements of Operations, of which $3.6 million was paid during 2022. The plan expired on March 31, 2022, and the fourth installment did not vest, as the final Stock Performance Target was not attained.
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
For the years ended December 31, 2022, 2021 and 2020, Tellurian recognized approximately $3.6 million, $6.0 million and $2.7 million, respectively, of share-based compensation expense related to all share-based awards. As of December 31, 2022, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $179.7 million.
Restricted Stock
As of December 31, 2022, we had approximately 27.4 million shares of primarily performance-based Restricted Stock outstanding, of which approximately 15.7 million shares will vest entirely based upon an affirmative FID by the Company’s

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors, as defined in the award agreements, and approximately 11.0 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of primarily performance-based Restricted Stock, totaling approximately 0.7 million shares, will vest based on other criteria. As of December 31, 2022, no expense had been recognized in connection with performance-based Restricted Stock.
The approximately 27.4 million shares of primarily performance-based and time-based Restricted Stock have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
Summary of our Restricted Stock transactions for the year ended December 31, 2022 (shares and units in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	30,804	$6.43
Granted (1)	1,420	4.46
Vested	(399)	4.34
Forfeited	(4,399)	5.36
Unvested at December 31, 2022	27,426	$6.52
(1) The weighted-average per share grant date fair values of Restricted Stock granted during the years ended December 31, 2021 and 2020 were $2.90 and $1.17, respectively.
The total grant date fair value of restricted stock vested during the years ended December 31, 2022, 2021 and 2020 was approximately $1.7 million, $7.4 million and $11.7 million, respectively.
Stock Options
Participants in the 2016 Plan have been granted non-qualified options to purchase shares of common stock. Stock options are granted at a price not less than the market price of the common stock on the date of grant.
Summary of our stock option transactions for the year ended December 31, 2022 (stock options in thousands):

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2022	11,079	$5.07
Granted	—	—
Exercised	—	—
Forfeited or expired	(110)	10.32
Outstanding at December 31, 2022	10,970	5.01
Exercisable at December 31, 2022	7,637	$4.80
The stock options that were granted to a member of the Company’s executive management team during the year ended December 31, 2020 vest and become exercisable upon the achievement of both triggers as follows (stock options in thousands):

Service Trigger (1)	Stock Price Trigger (2)	Amount
December 15, 2021 (3)	$3.50	3,333
December 15, 2022 (4)	$4.50	3,333
December 15, 2023	$5.50	3,334
		10,000

(1) Satisfied through continued employment or other service to the Company through the designated date.
(2) Satisfied upon the Company’s common stock price closing at a price per share at or equal to the designated closing price for any ten consecutive trading days.
(3) Vested during the year ended December 31, 2021.
(4) Vested during the year ended December 31, 2022.
The stock options granted during the year ended December 31, 2020, expire on the fifth anniversary of the date of its grant.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
There were no stock options exercised during any of the years ended December 31, 2022, 2021, and 2020. Further, the approximately 11.0 million stock options outstanding have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
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
Short-term incentive awards
Short-term incentive (“STI”) awards are payable annually in cash at the discretion of the Company’s Board of Directors. Compensation expense for STI awards is recognized over the performance period when it is probable that the performance condition will be achieved. For the years ended December 31, 2022 and December 31, 2021, we recognized approximately $15.7 million and $26.2 million, respectively, in compensation expenses for STI awards.
Long-term incentive awards
Long-term incentive (“LTI”) awards under the ICP were granted in January 2022 in the form of “tracking units,” at the discretion of the Company’s Board of Directors (the “2021 LTI Award”). Each such tracking unit has a value equal to one share of Tellurian common stock and entitles the grantee to receive, upon vesting, a cash payment equal to the closing price of our common stock on the trading day prior to the vesting date. These tracking units will vest in three equal tranches at grant date, and the first and second anniversaries of the grant date. Non-vested tracking unit awards as of December 31, 2022, and awards granted during the period were as follows:

	Number of Tracking Units (in thousands)	Price per Tracking Unit
Balance at January 1, 2022	—	—
Granted	19,332	$3.09
Vested	(6,444)	3.38
Forfeited	(169)	3.40
Unvested balance at December 31, 2022	12,719	$1.68

We recognize compensation expense for awards with graded vesting schedules over the requisite service periods for each separately vesting portion of the award as if each award was in substance multiple awards. Compensation expense for the first tranche of the 2021 LTI Award that vested at the grant date was recognized over the performance period when it was probable that the performance condition was achieved. Compensation expense for the second and third tranches of the 2021 LTI Award is recognized on a straight-line basis over the requisite service periods. Compensation expense for unvested tracking units is subsequently adjusted each reporting period to reflect the estimated payout levels based on changes in the Company’s stock price and actual forfeitures. For the year ended December 31, 2021, we recognized approximately $19.9 million in compensation expenses for LTI awards that have been earned over the 2021 performance period.
As of December 31, 2022, no tracking units for LTI awards had been granted under the ICP for the December 31, 2022 fiscal period. For the year ended December 31, 2022, we recognized approximately $10.3 million in compensation expenses for LTI awards that have been earned over the 2022 performance period.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 — INCOME TAXES
Income tax benefit (provision) included in our reported net loss consisted of the following (in thousands):

Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total Current	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total Deferred	—	—	—
Total income tax benefit (provision)	$—	$—	$—
The sources of loss from operations before income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(36,591)	$(111,114)	$(202,831)
Foreign	(13,219)	(3,624)	(7,865)
Total loss before income taxes	$(49,810)	$(114,738)	$(210,696)

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax benefit (provision) at U.S. statutory rate	$10,460	$24,095	$44,246
Share-based compensation	(126)	1,352	—
Executive compensation	(3,688)	(203)	—
Change in U.S. state tax rate	(1,313)	—	—
Change in foreign tax rate	1,816	—	—
U.S. state tax	792	4,333	8,563
Change in valuation allowance	(8,871)	(29,648)	(49,802)
R&D Credit	748	524	524
Foreign rate differential	516	(74)	(168)
Other	(334)	(379)	(3,363)
Total income tax benefit (provision)	$—	$—	$—

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Capitalized costs	$85,875	$75,315
Compensation and benefits	8,860	12,403
Lease liability	16,086	15,514
Disallowed interest expense carryforward	3,510	—
Net operating loss carryforwards and credits:
Federal	99,922	80,246
State	16,142	13,406
Foreign	11,023	5,687
Other, net	7,080	2,993
Deferred tax assets	248,498	205,564
Less valuation allowance	(211,157)	(201,366)
Deferred tax assets, net of valuation allowance	37,341	4,198

Deferred tax liabilities
Property and equipment	(37,341)	(4,198)
Net deferred tax assets	$—	$—
As of December 31, 2022, we had federal, state and international net operating loss (“NOL”) carryforwards of approximately $453.6 million, $303.9 million and $45.6 million, respectively. Approximately $495.9 million of these NOLs have an indefinite carryforward period. All other NOLs will expire between 2036 and 2040.
Due to our historical losses and other available evidence related to our ability to generate taxable income, we have established a valuation allowance to fully offset our federal, state and international deferred tax assets as of December 31, 2022 and 2021. We will continue to evaluate the realizability of our deferred tax assets in the future. The increase in the valuation allowance was approximately $9.8 million for the year ended December 31, 2022.
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
As of December 31, 2022, the Company determined that it has no uncertain tax positions, interest or penalties as defined within ASC 740-10. The Company does not have unrecognized tax benefits. The Company does not believe that it is reasonably possible that the total unrecognized benefits will significantly increase within the next 12 months.
We are subject to tax in the U.S. and various state and foreign jurisdictions. Federal and state tax returns filed with each jurisdiction remain open to examination under the normal three-year statute of limitations.
Pursuant to ASC 740-30-25-17, the Company recognizes deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of December 31, 2022, the Company has not recorded any deferred taxes on unremitted earnings as the Company has no undistributed earnings and profits. If circumstances change in the foreseeable future and it becomes apparent that some or all of the undistributed earnings and profits will not be reinvested indefinitely, or will be remitted in the foreseeable future, a deferred tax liability will be recorded for some or all of the outside basis difference.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in thousands):

		December 31,
Leases	Consolidated Balance Sheets Classification	2022	2021
Right of use asset
Operating	Other Non-Current Assets	$13,303	$10,166
Finance	Property, plant and equipment, net	56,708	57,883
Total Leased Assets		$70,011	$68,049
Liabilities
Current
Operating	Accrued and other liabilities	$2,734	$2,147
Finance	Accrued and other liabilities	140	132
Non-Current
Operating	Other non-current liabilities	12,148	9,563
Finance	Finance lease liabilities	49,963	50,103
Total leased liabilities		$64,985	$61,945
Lease costs recognized in our Consolidated Statements of Operations is summarized as follows (in thousands):

	Year Ended December 31,
Lease Costs	2022	2021	2020
Operating lease cost	$3,149	$2,519	$2,741
Finance lease cost
Amortization of lease assets	1,174	788	367
Interest on lease liabilities	3,978	2,904	1,694
Finance lease cost	$5,152	$3,692	$2,061
Total lease cost	$8,301	$6,211	$4,802
Other information about lease amounts recognized in our Consolidated Financial Statements is as follows:

	December 31,
Lease term and discount rate	2022	2021
Weighted average remaining lease term (years)
Operating lease	4.5	4.7
Finance lease	48.4	49.4
Weighted average discount rate
Operating lease	6.2%	8.0%
Finance lease	9.4%	9.4%

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following shows other quantitative information for our operating and finance leases (in thousands):

	Year Ended December 31,
.	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,423	$2,953	$2,847
Operating cash flows from finance leases	$3,674	$1,813	$1,056
Financing cash flows from finance leases	$132	$1,926	$1,777
The table below presents an analysis of the maturity of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of December 31, 2022 (in thousands):

	Operating	Finance
2023	$3,581	$4,111
2024	3,848	4,111
2025	3,891	4,111
2026	3,913	4,111
2027	1,665	4,111
After 2027	275	178,111
Total lease payments	$17,173	$198,666
Less: discount	2,291	148,563
Present value of lease liability	$14,882	$50,103
NOTE 18 — SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides information regarding the net changes in working capital (in thousands):

	Year Ended December 31,
	2022	2021	2020
Accounts receivable	$(67,462)	$(4,770)	$506
Prepaid expenses and other current assets	5,801	(2,536)	6,915
Accounts payable	1,953	(5,514)	(1,069)
Accounts payable due to related parties	—	(910)	910
Accrued liabilities	44,548	55,884	(6,842)
Other, net	(793)	(1,137)	(1,986)
Net changes in working capital	$(15,953)	$41,017	$(1,566)

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2022	2021	2020
Non-cash accruals of property, plant and equipment and other non-current assets	$13,323	$56,305	$8,370
Non-cash settlement of Final Payment Fee	—	—	8,539
Non-cash settlement of withholding taxes associated with the 2019 bonus paid and vesting of certain awards	—	3,064	1,659
Non-cash settlement of the 2019 bonus paid	—	5,430	7,602
Asset retirement obligation additions and revisions	1,533	76	—
For the year ended December 31, 2020, the statement of cash flows reflects approximately $78.5 million and $2.1 million in non-cash movements related to the 2019 Term Loan and the Replacement Warrant, respectively.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$474,205	$305,496	$78,297
Current restricted cash	9,375	—	—
Non-current restricted cash	24,888	1,778	3,440
Total cash, cash equivalents and restricted cash in the statement of cash flows	$508,468	$307,274	$81,737
NOTE 19 — DISCLOSURE ABOUT SEGMENTS AND RELATED INFORMATION
During the quarter ended June 30, 2022, the Company commenced construction of the Driftwood terminal under the Phase 1 EPC Agreement with Bechtel. The Company also continued to increase its natural gas presence in the Haynesville Shale basin in northern Louisiana through the acquisition of mineral rights and natural gas drilling and marketing activities. The Company’s Chief Operating Decision Maker (“CODM”) determined to place additional emphasis on operating cash flows generated by our upstream and natural gas marketing business activities. Consequently, we identified the Upstream, Midstream and Marketing & Trading components as the Company’s operating segments. The Company’s prior period information was retrospectively revised to reflect this change in reportable segments.
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
Factors used to identify these operating segments are based on the nature of the business activities that are undertaken by each component. The Upstream segment is organized and operates to produce, gather and deliver natural gas and to acquire and develop natural gas assets. The Midstream segment is organized to develop, construct and operate LNG terminals and pipelines. The Marketing & Trading segment is organized and operates to purchase and sell natural gas produced primarily by the Upstream segment, market the Driftwood terminal’s LNG production capacity and trade LNG. These operating segments represent the Company’s reportable segments. The remainder of our business is presented as “Corporate,” and consists of corporate costs and intersegment eliminations. The Company’s CODM does not currently assess segment performance or allocate resources based on a measure of total assets. Accordingly, a total asset measure has not been provided for segment disclosure.

Year ended December 31, 2022	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$15,993	$—	$375,933	$—	$391,926
Intersegment revenues (purchases) (2) (3)	254,984	(1,760)	(241,229)	(11,995)	—
Segment operating income (loss) (4)	130,663	(80,626)	(31,192)	(36,618)	(17,773)
Interest expense, net	—	(1,751)	(454)	(11,655)	(13,860)
Gain on extinguishment of debt, net	—	—	—	—	—
Other income (loss), net	3,770	—	(22,912)	964	(18,177)
Consolidated loss before tax					$(49,810)

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2021	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$2,317	$—	$68,958	$—	$71,275
Intersegment revenues (purchases) (2) (3)	49,182	—	(44,755)	(4,427)	—
Segment operating loss (4)	(5,651)	(42,040)	(22,889)	(42,153)	(112,733)
Interest expense, net	(1,642)	(4,722)	—	(3,014)	(9,378)
Gain on extinguishment of debt, net	(665)	2,087	—	—	1,422
Other (loss) income , net	(1,284)	(2,494)	9,460	269	5,951
Consolidated loss before tax					$(114,738)

Year ended December 31, 2020	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$2,358	$—	$35,076	$—	$37,434
Intersegment revenues (purchases) (2)	28,083	—	(28,083)	—	—
Segment operating loss (4)	(100,788)	(15,027)	(13,886)	(36,938)	(166,639)
Interest expense, net	(6,215)	(14,424)	—	(22,806)	(43,445)
Other income (loss), net	2,452	195	(408)	(2,851)	(612)
Consolidated loss before tax					$(210,696)

(1) The Marketing & Trading segment markets to third party-purchasers most of the Company's natural gas production from the Upstream segment.
(2) The Marketing & Trading segment purchases most of the Company’s natural gas production from the Upstream segment. Intersegment revenues are eliminated at consolidation.
(3) Intersegment revenues related to the Marketing & Trading segment are a result of cost allocations to the Corporate component using a cost plus transfer pricing methodology. Intersegment revenues are eliminated at consolidation.

(4) Operating profit (loss) is defined as operating revenues less operating costs and allocated corporate costs.

	Year Ended December 31,
Capital expenditures	2022	2021	2020
Upstream	$347,240	$32,364	$1,307
Midstream	199,283	25,501	—
Marketing & Trading	675	—	—
Total capital expenditures for reportable segments	547,198	57,865	1,307
Corporate capital expenditures	5,690	—	—
Consolidated capital expenditures	$552,888	$57,865	$1,307
NOTE 20 — SUBSEQUENT EVENTS
In February 2023, the Company was assigned the rights and obligations of an unrelated third party in certain land lease agreements. Total consideration paid was approximately $24.6 million, of which approximately $6.6 million was paid in 2022. The Company is currently unable to estimate the impact of the land lease agreements on the Company’s consolidated financial statements.

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
Table I — Capitalized Costs Related to Natural Gas Producing Activities
Capitalized costs related to Tellurian’s natural gas producing activities are summarized as follows (in thousands):

	December 31,
	2022	2021	2020
Proved properties	$468,351	$113,950	$62,718
Unproved properties	—	—	—
Gross capitalized costs	468,351	113,950	62,718
Accumulated DD&A	(92,423)	(48,637)	(37,639)
Net capitalized costs	$375,928	$65,313	$25,079
Table II — Costs Incurred in Property Acquisitions,Exploration and Development
Costs incurred in natural gas property acquisition (inclusive of producing well costs), exploration and development activities are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Property acquisitions:
Proved	$135,974	$3,409	$1,307
Unproved	—	—	—
Exploration costs	—	—	—
Development costs	210,546	28,955	—
Costs incurred	$346,520	$32,364	$1,307
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

	Year Ended December 31,
	2022	2021	2020
Natural gas sales	$270,977	$51,499	$30,441
Operating costs	53,963	20,576	15,814
Depreciation, depletion and amortization	43,966	10,998	16,703
Impairment charge	—	—	81,065
Total operating costs and expenses	97,929	31,574	113,582
Results of operations	$173,048	$19,925	$(83,141)

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
The estimates of our proved reserves as of December 31, 2022, 2021 and 2020 have been prepared by Netherland, Sewell & Associates, Inc., independent petroleum consultants.

	Gas (MMcf)	Condensate (Mbbl)	Gas Equivalent (MMcfe)
Proved reserves:
December 31, 2019	268,538	—	268,538
Extensions, discoveries and other additions	—	—	—
Revisions of previous estimates	(152,132)	—	(152,132)
Production	(16,898)	—	(16,898)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	—	—	—
December 31, 2020	99,508	—	99,508
Extensions, discoveries and other additions	202,897	—	202,897
Revisions of previous estimates	35,237	—	35,237
Production	(14,306)	—	(14,306)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	—	—	—
December 31, 2021	323,336	—	323,336
Extensions, discoveries and other additions	113,047	—	113,047
Revisions of previous estimates	(52,185)	—	(52,185)
Production	(47,322)	—	(47,322)
Sale of reserves-in-place	—	—	—
Purchases of reserves-in-place	108,017	—	108,017
December 31, 2022	444,893	—	444,893
Proved developed reserves:
December 31, 2020	26,593	—	26,593
December 31, 2021	73,927	—	73,927
December 31, 2022	218,382	—	218,382
Proved undeveloped reserves:
December 31, 2020	72,915	—	72,915
December 31, 2021	249,409	—	249,409
December 31, 2022	226,511	—	226,511
2021 to 2022 Overall Reserve Changes
•The Company added 113 Bcfe of proved reserves comprised of 89 Bcfe from additional proved undeveloped locations and 24 Bcfe of proved developed reserves from drilling activities.
•The Company had total negative revisions of approximately 52 Bcfe, comprised primarily of a 38 Bcfe negative revision from removing proved undeveloped locations that now fall outside of the SEC mandated five-year development window, a 25 Bcfe negative revision from changes in lateral lengths and ownership, a 3 Bcfe negative revision from increased operational costs, partially offset by an 8 Bcfe positive revision from improved well performance, and a 6 Bcfe positive revision due to an increase in commodity prices. The removal of the proved

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
undeveloped locations that fell outside of the five-year development window resulted from a re-prioritization of activity due to (i) our asset acquisition and (ii) unanticipated third party development activity that caused an existing well to be shut in and unable to return to production and thereby required us to alter our drilling schedule to preserve the affected leases.
•During the year ending December 31, 2022, we acquired approximately 108 Bcfe primarily related to the acquisition of natural gas assets.
2021 to 2022 PUD Changes
•The Company added approximately 89 Bcfe from additional proved undeveloped locations.
•The Company had total negative revisions of approximately 44 Bcfe, comprised of a 38 Bcfe negative revision from removing proved undeveloped locations that now fall outside of the SEC mandated five-year development window, a 13 Bcfe negative revision from changes in lateral lengths and ownership, partially offset by a 5 Bcfe positive revision from improved well performance, and a 2 Bcfe positive revision due to an increase in commodity prices.
•During the year ending December 31, 2022, we acquired approximately 71 Bcfe of proved undeveloped reserves primarily related to the acquisition of natural gas assets.
•The Company converted approximately 138 Bcfe from proved undeveloped reserves to proved developed reserves.
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
Future cash inflows and future production and development costs as of December 31, 2022, 2021 and 2020 were determined by applying the average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of natural gas and condensate to be produced. Actual future prices and costs may be materially higher or lower than the prices and costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on the continuation of the economic conditions applied for that year. Estimated future income taxes are computed using current statutory income tax rates, including consideration of the current tax basis of the properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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
The following summary sets forth our future net cash flows relating to proved natural gas and condensate reserves based on the standardized measure (in thousands):

	Year Ended December 31,
	2022	2021	2020
Future cash inflows	$2,441,930	$945,651	$132,563
Future production costs	(341,925)	(133,909)	(34,624)
Future development costs	(360,107)	(211,836)	(71,557)
Future income tax provisions	(257,908)	(54,401)	—
Future net cash flows	1,481,990	545,505	26,382
Less effect of a 10% discount factor	(445,686)	(181,302)	(19,497)
Standardized measure of discounted future net cash flows	$1,036,304	$364,203	$6,885

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Table VI — Changes in Standardized Measure of Discounted Future Net Cash Flows Related to Proved Natural Gas Reserves
The following sets forth the changes in the standardized measure of discounted future net cash flows (in thousands):

December 31, 2019	$53,171
Sales and transfers of gas and condensate produced, net of production costs	(20,211)
Net changes in prices and production costs	(58,136)
Extensions, discoveries, additions and improved recovery, net of related costs	—
Development costs incurred	—
Revisions of estimated development costs	—
Revisions of previous quantity estimates	26,133
Accretion of discount	5,725
Net change in income taxes	4,077
Purchases of reserves in place	—
Sales of reserves in place	—
Changes in timing and other	(3,874)
December 31, 2020	$6,885
Sales and transfers of gas and condensate produced, net of production costs	(39,806)
Net changes in prices and production costs	110,850
Extensions, discoveries, additions and improved recovery, net of related costs	255,246
Development costs incurred	—
Revisions of estimated development costs	10,643
Revisions of previous quantity estimates	35,012
Accretion of discount	688
Net change in income taxes	(27,455)
Purchases of reserves in place	—
Sales of reserves in place	—
Changes in timing and other	12,140
December 31, 2021	$364,203
Sales and transfers of gas and condensate produced, net of production costs	(236,374)
Net changes in prices and production costs	503,099
Extensions, discoveries, additions and improved recovery, net of related costs	255,970
Development costs incurred	154,931
Revisions of estimated development costs	(105,352)
Revisions of previous quantity estimates	(143,398)
Accretion of discount	36,420
Net change in income taxes	(127,154)
Purchases of reserves in place	262,050
Sales of reserves in place	—
Changes in timing and other	71,909
December 31, 2022	$1,036,304

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Octávio Simões, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Kian Granmayeh, the Company’s Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We periodically review the design and effectiveness of our disclosure controls, including compliance with various laws and regulations that apply to our operations both inside and outside the U.S. We make modifications to improve the design and effectiveness of our disclosure controls and may take other corrective action if our reviews identify deficiencies or weaknesses in our controls.
Management’s Annual Report on Internal Control Over Financial Reporting
Management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Tellurian Inc.’s internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report below.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tellurian Inc.
Opinions on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tellurian Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

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
February 22, 2023

ITEM 9B. OTHER INFORMATION
Not applicable
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than May 1, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than May 1, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than May 1, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than May 1, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than May 1, 2023.

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
1.1‡
Distribution Agency Agreement, dated as of December 30, 2022, by and between Tellurian Inc. and T.R. Winston & Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 30, 2022)

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

3.1.2	Certificate of Designations of Series C Convertible Preferred Stock of Tellurian Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2018)
3.2	Amended and Restated Bylaws of Tellurian Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 22, 2017)
4.1*	Description of Capital Stock and Debt Securities
4.2
Warrant to Purchase Common Stock, dated as of April 29, 2020, issued to HT Investments MA LLC (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

4.3
Indenture, dated as of November 10, 2021, by and between Tellurian Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021)

4.4
First Supplemental Indenture, dated as of November 10, 2021, by and between Tellurian Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2021))

4.5
Second Supplemental Indenture, dated as of November 10, 2021, by and between Tellurian Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

4.6	Form of 8.25% Senior Note due 2028 (included as Exhibit A to Exhibit 4.5)
4.7
Indenture, dated as of June 3, 2022, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 3, 2022)

4.8
First Supplemental Indenture, dated as of June 3, 2022, by and among Tellurian Inc., as issuer, Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 3, 2022)

4.9
Second Supplemental Indenture, dated as of July 18, 2022, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

4.10	Form of 6.00% Senior Secured Convertible Note due 2025 (included as Exhibit A to Exhibit 4.8)
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
10.1.1
Change Order CO-001, dated as of May 18, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.1.2††
Change Order CO-002, dated as of July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.1.3††
Change Order CO-003, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.1.4††
Change Order CO-004, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.5.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.1.5††
Change Order CO-005, executed on December 17, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.5.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.1.6††
Change Order CO-006, executed on October 20, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc.

10.1.7††
Change Order CO-007, dated as of March 24, 2022, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

10.1.8††
Change Order CO-008, dated as of March 30, 2022, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

10.1.9‡
Change Order CO-009, dated as of July 15, 2022, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

10.1.10‡
Change Order CO-010, dated as of October 10, 2022, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.2††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.2.1
Change Order CO-001, dated as of May 18, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

Exhibit No.	Description
10.2.2††
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.2.3††
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.2.4††
Change Order CO-004, dated as of January 21, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.3††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.3.1
Change Order CO-001, dated as of May 18, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.3.2
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.3.3††
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.7.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.3.4††
Change Order CO-004, dated as of January 21, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.4††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.4.1
Change Order CO-001, dated as of May 18, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.4.2
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.4.3††
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.8.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

Exhibit No.	Description
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
LNG Sale and Purchase Agreement by and between Driftwood LNG LLC and Gunvor Singapore Pte Ltd, dated as of May 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2021)

10.5.1
Amendment No. 1 of LNG Sale and Purchase Agreement, effective as of December 30, 2022, by and between Driftwood LNG LLC and Gunvor Singapore Pte Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2022)

10.5.2
Amendment No. 2 of LNG Sale and Purchase Agreement, effective as of January 27, 2023, by and between Driftwood LNG LLC and Gunvor Singapore Pte Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2023)

10.6‡
Securities Purchase Agreement, dated as of June 1, 2022, by and between Tellurian Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2022)

10.7††‡
Purchase and Sale Agreement, dated as of July 13, 2022, by and between Tellurian Production LLC, EnSight IV Energy Partners, LLC and EnSight Haynesville Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2022)

10.8†‡
Executive Chairman Employment Agreement, effective as of October 1, 2021, by and between Tellurian Inc. and Charif Souki (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021)

10.9†‡
President and Chief Executive Officer Employment Agreement, effective as of October 1, 2021, by and between Tellurian Inc. and Octávio Simões (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2021)

10.10†‡
Retirement Agreement and General Release, dated as of May 13, 2022, by and between Tellurian Inc. and R. Keith Teague (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022)

10.10.1†‡
Consulting Agreement, dated as of May 13, 2022, by and between Tellurian Inc. and R. Keith Teague (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2022)

10.11†
Employment Letter Agreement by and between Tellurian Services LLC and Daniel A. Belhumeur, dated as of September 23, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4/A filed on November 8, 2016)

10.12†
Employment Letter Agreement, by and between Tellurian Services LLC and Khaled Sharafeldin, dated as of January 9, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.13†
Independent Contractor Agreement, dated as of March 30, 2022, by and between Tellurian Inc. and Martin Houston (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

10.13.1†*	Amendment to Independent Contractor Agreement, dated as of December 14, 2022, by and between Tellurian Inc. and Martin Houston
10.14†‡	Tellurian Inc. Executive Severance Plan, effective as of January 6, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 6, 2022)
10.15†‡
Tellurian Inc. Employee Severance Plan, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

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

Exhibit No.	Description
10.18.2†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.23.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.18.3†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (Directors) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.18.4†
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Employees) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

10.18.5†
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.18.6†
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.18.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

10.18.7†
Form of Stock Option Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.18.8†
Stock Option Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan, dated as of December 15, 2020, by and between Tellurian Inc. and Charif Souki (incorporated by reference to Exhibit 10.23.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.18.9†
Form of Omnibus Amendment to Outstanding Restricted Stock Agreement under Tellurian Inc. Amended and Restated 2016 Omnibus Incentive Compensation Plan, effective as of January 6, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.19†	Tellurian Inc. Incentive Compensation Program, effective as of November 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2022)
10.19.1†
Form Long Term Incentive Award Agreement under the Tellurian Inc. Incentive Compensation Program (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.19.2†
Long Term Incentive Award Agreement under the Tellurian Inc. Incentive Compensation Program, effective as of January 13, 2022, by and between Tellurian Inc. and Khaled Sharafeldin (incorporated by reference to Exhibit 10.19.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

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
10.23†
2020 Cash Incentive Award Agreement, dated as of September 28, 2020, by and between Tellurian Management Services LLC and Octávio Simões (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

Exhibit No.	Description
21.1*	Subsidiaries of Tellurian Inc.
22.1*	Affiliate Securities Pledged as Collateral for Securities of Tellurian Inc.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Summary Reserves Report of Netherland, Sewell & Associates, Inc.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(2) or 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	February 22, 2023	By:	/s/ L. Kian Granmayeh
L. Kian Granmayeh
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	February 22, 2023	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Octávio M.C. Simões	Date:	February 22, 2023
President and Chief Executive Officer, Tellurian Inc. (as Principal Executive Officer)

/s/ L. Kian Granmayeh	Date:	February 22, 2023
L. Kian Granmayeh, Chief Financial Officer, Tellurian Inc. (as Principal Financial Officer)

/s/ Khaled A. Sharafeldin	Date:	February 22, 2023
Khaled A. Sharafeldin, Chief Accounting Officer, Tellurian Inc. (as Principal Accounting Officer)

/s/ Charif Souki	Date:	February 22, 2023
Charif Souki, Director and Executive Chairman, Tellurian Inc.

/s/ Martin J. Houston	Date:	February 22, 2023
Martin J. Houston, Director and Vice Chairman, Tellurian Inc.

/s/ Jean P. Abiteboul	Date:	February 22, 2023
Jean P. Abiteboul, Director, Tellurian Inc.

/s/ Diana Derycz-Kessler	Date:	February 22, 2023
Diana Derycz-Kessler, Director, Tellurian Inc.

/s/ Dillon J. Ferguson	Date:	February 22, 2023
Dillon J. Ferguson, Director, Tellurian Inc.

/s/ Jonathan S. Gross	Date:	February 22, 2023
Jonathan S. Gross, Director, Tellurian Inc.

/s/ Brooke A. Peterson	Date:	February 22, 2023
Brooke A. Peterson, Director, Tellurian Inc.

/s/ Don A. Turkleson	Date:	February 22, 2023
Don A. Turkleson, Director, Tellurian Inc.