Form 10-Q
period 2023-03-31
TELLURIAN INC. /DE/
filed 2023-05-03
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐ No ☒
    As of April 25, 2023, there were 562,808,897 shares of common stock, $0.01 par value, issued and outstanding.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$149,765	$474,205
Accounts receivable	39,033	76,731
Prepaid expenses and other current assets	23,905	23,355
Total current assets	212,703	574,291
Property, plant and equipment, net	971,066	789,076
Other non-current assets	83,333	63,316
Total assets	$1,267,102	$1,426,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,867	$4,805
Accrued and other liabilities	87,537	129,180
Borrowings	—	163,556
Total current liabilities	97,404	297,541
Long-term liabilities:
Borrowings	382,866	382,208
Finance lease liabilities	122,112	49,963
Other non-current liabilities	19,177	24,428
Total long-term liabilities	524,155	456,599

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 800,000,000 authorized: 562,815,397 and 564,567,568 shares outstanding, respectively	5,458	5,456
Additional paid-in capital	1,648,387	1,647,896
Accumulated deficit	(1,008,363)	(980,870)
Total stockholders’ equity	645,543	672,543
Total liabilities and stockholders’ equity	$1,267,102	$1,426,683

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Natural gas sales	$50,935	$25,989
LNG sales	—	120,951
Total revenue	50,935	146,940

Operating costs and expenses:
Operating expenses	17,445	4,165
LNG cost of sales	—	131,662
Development expenses	12,057	17,665
Depreciation, depletion and amortization	22,187	4,021
General and administrative expenses	32,250	32,325
Total operating costs and expenses	83,939	189,838
Loss from operations	(33,004)	(42,898)
Interest expense, net	(4,010)	(2,280)
Loss on extinguishment of debt, net	(2,822)	—
Other income (expense), net	12,343	(21,428)

Loss before income taxes	(27,493)	(66,606)
Income tax	—	—
Net loss	$(27,493)	$(66,606)
Net loss per common share(1):
Basic and diluted	$(0.05)	$(0.14)
Weighted-average shares outstanding:
Basic and diluted	537,734	491,337

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Total shareholders’ equity, beginning balance	$672,543	$418,301

Preferred stock	61	61

Common stock:
Beginning balance	5,456	4,774
Common stock issuances	—	454
Share-based compensation, net	2	1
Ending balance	5,458	5,229

Additional paid-in capital:
Beginning balance	1,647,896	1,344,526
Common stock issuances	—	171,204
Share-based compensation, net	491	906
Share-based payments	—	395
Ending balance	1,648,387	1,517,031

Accumulated deficit:
Beginning balance	(980,870)	(931,060)
Net loss	(27,493)	(66,606)
Ending balance	(1,008,363)	(997,666)

Total shareholders’ equity, ending balance	$645,543	$524,655
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(27,493)	(66,606)
Adjustments to reconcile Net loss to net cash used in operating activities:
Depreciation, depletion and amortization	22,187	4,021
Amortization of debt issuance costs, discounts and fees	946	61
Share-based compensation	493	906
Share-based payments	—	396
Unrealized (gain) loss on financial instruments not designated as hedges	(546)	20,262
Loss on extinguishment of debt, net	2,822	—
Other	1,773	231
Net changes in working capital (Note 15)	(10,343)	(41,850)
Net cash used in operating activities	(10,160)	(82,579)

Cash flows from investing activities:
Development of natural gas properties	(65,687)	(25,305)
Driftwood Project and other related pipelines construction costs	(62,479)	(24,500)
Land purchases and land improvements	—	(19,064)
Investment in unconsolidated entity	—	(6,089)
Note receivable	(18,000)	—
Capitalized internal use software and other assets	(1,303)	—
Net cash used in investing activities	(147,468)	(74,958)

Cash flows from financing activities:
Proceeds from common stock issuances	—	176,974
Equity issuance costs	—	(5,316)
Borrowing proceeds	—	1,178
Borrowing issuance costs	—	(35)
Borrowing principal repayments	(166,666)	—
Other	(143)	(32)
Net cash provided by (used in) financing activities	(166,809)	172,769

Net increase (decrease) in cash, cash equivalents and restricted cash	(324,437)	15,232
Cash, cash equivalents and restricted cash, beginning of period	508,468	307,274
Cash, cash equivalents and restricted cash, end of period	$184,031	$322,506
Supplementary disclosure of cash flow information:
Interest paid	$11,996	$1,057

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. The Condensed Consolidated Financial Statements, in the opinion of management, reflect all adjustments necessary for the fair presentation of the results for the periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.
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
We are planning to meet our liquidity needs from cash on hand and the combined proceeds generated by our Upstream operations and the sale of common stock under our at-the-market equity offering program. We have determined that it is probable that such sources of liquidity will satisfy our obligations, fund working capital needs and allow us to remain compliant with our debt covenants for at least twelve months following the issuance of the financial statements. We also continue to evaluate generating additional proceeds from various other potential financing transactions, such as issuances of equity, equity-linked and debt securities, or similar transactions to fund our obligations and working capital needs.
We remain focused on the financing and construction of the Driftwood Project and related pipelines while managing our upstream assets.
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$2,194	$2,174
Deposits	270	172
Restricted cash	9,375	9,375
Derivative asset, net current (Note 5)	10,891	10,463
Other current assets	1,175	1,171
Total prepaid expenses and other current assets	$23,905	$23,355
Restricted Cash
Restricted cash as of March 31, 2023 and December 31, 2022 consists of approximately $9.4 million held in escrow under the terms of the purchase and sale agreement for the acquisition of certain natural gas assets in the Haynesville Shale.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Upstream natural gas assets:
Proved properties	$436,927	$412,977
Wells in progress	102,239	55,374
Accumulated DD&A	(113,803)	(92,423)
Total upstream natural gas assets, net	425,363	375,928

Driftwood Project assets:
Driftwood terminal construction in progress	350,739	292,734
Land and land improvements	53,664	52,460
Finance lease assets, net of accumulated DD&A	56,415	56,708
Buildings and other assets, net of accumulated DD&A	333	340
Total Driftwood Project assets, net	461,151	402,242

Fixed assets and other:
Finance lease assets, net of accumulated DD&A	72,563	—
Leasehold improvements and other assets	14,462	12,672
Accumulated DD&A	(2,473)	(1,766)
Total fixed assets and other, net	84,552	10,906
Total property, plant and equipment, net	$971,066	$789,076
Driftwood Terminal Construction in Progress
During the three months ended March 31, 2023, we capitalized approximately $58.0 million of directly identifiable project costs as construction in progress, inclusive of approximately $3.5 million in capitalized interest.
NOTE 4 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Land lease and purchase options	$—	$300
Permitting costs	916	916
Right of use asset — operating leases	12,661	13,303
Restricted cash	24,891	24,888
Investment in unconsolidated entity	6,089	6,089
Note receivable	23,546	6,595
Driftwood pipeline materials and rights of way	14,040	9,136
Other	1,190	2,089
Total other non-current assets	$83,333	$63,316
Restricted Cash
Restricted cash as of March 31, 2023 and December 31, 2022, represents cash collateralization of a letter of credit associated with a finance lease.
Note Receivable
The Company issued an amended and restated promissory note due June 14, 2031 (the “Note Receivable”) to an unaffiliated entity engaged in the development of infrastructure projects in the energy industry. The outstanding principal balance of the Note Receivable as of March 31, 2023 was approximately $23.5 million. The Promissory Note bears interest at a rate of 6.00%, which will be capitalized into the outstanding principal balance annually.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 5 — FINANCIAL INSTRUMENTS
Natural Gas Financial Instruments
The primary purpose of our commodity risk management activities is to hedge our exposure to cash flow variability from commodity price risk due to fluctuations in commodity prices. The Company uses natural gas financial futures and option contracts to economically hedge the commodity price risks associated with a portion of our expected natural gas production. The Company’s open positions as of March 31, 2023 had notional volumes of approximately 4.5 Bcf, with maturities extending through October 2023.
LNG Financial Futures
During the year ended December 31, 2021, we entered into LNG financial futures contracts to reduce our exposure to commodity price fluctuations and to achieve more predictable cash flows relative to two LNG cargos that we were committed to purchase from and sell to unrelated third-party LNG merchants in the normal course of business in January and April 2022. As of March 31, 2023, there were no open LNG financial instrument positions.
Contingent Consideration
On August 18, 2022, the Company completed the acquisition of certain natural gas assets in the Haynesville Shale basin (the “Asset Acquisition”). The Asset Acquisition included cash consideration payable to the sellers of $7.5 million (the “Contingent Consideration”) if the average NYMEX Henry Hub gas price for the contract delivery months beginning with August 2022 through March 2023 exceeded a specific threshold (the “Threshold”) per MMBtu. The Threshold was not met and therefore, the Company is not obligated to pay the Contingent Consideration.

The following table summarizes the effect of the Company’s financial instruments on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Natural gas financial instruments:
Realized gain (loss)	$11,866	$(715)
Unrealized gain (loss)	428	(15,101)
LNG financial futures:
Realized gain	—	3,532
Unrealized loss	—	5,161
Contingent Consideration:
Realized gain	118	—
The following table presents the classification of the Company’s financial derivative assets and liabilities that are required to be measured at fair value on a recurring basis on the Company’s Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2023	December 31, 2022
Current assets:
Natural gas financial instruments	$10,891	$10,463
LNG financial futures	—	—
Current liabilities:
Contingent Consideration	—	118
The Company’s natural gas financial instruments are valued using quoted prices in active exchange markets as of the balance sheet date and are classified as Level 1 within the fair value hierarchy.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 6 — RELATED PARTY TRANSACTIONS
Related Party Contractor Service Fees and Expenses
The Company entered into a one-year independent contractor agreement, effective January 1, 2022, with Mr. Martin Houston, the Vice Chairman of the Company’s Board of Directors. Pursuant to the terms and conditions of this agreement, the Company paid Mr. Houston a monthly fee of $50.0 thousand plus approved expenses. In December 2022, the Company amended the independent contractor agreement to expire on the earlier of (i) termination of Mr. Houston and (ii) December 31, 2023, and to increase the monthly fee to $55.0 thousand plus approved expenses. For the three months ended March 31, 2023, the Company paid Mr. Houston approximately $110.0 thousand for contractor service fees and expenses. There were no amounts paid for the same period in 2022 as the agreement was executed on March 30, 2022, with an effective date of January 1, 2022. As of March 31, 2023 and 2022, balances of approximately $55.0 thousand and $175.0 thousand, respectively, were owed to Mr. Houston.
NOTE 7 — ACCRUED AND OTHER LIABILITIES
    Accrued and other liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Upstream accrued liabilities	56,704	71,977
Payroll and compensation	12,915	37,329
Accrued taxes	1,020	730
Driftwood Project and related pipelines development activities	3,507	4,423
Lease liabilities	3,706	2,875
Accrued interest	3,293	5,793
Other	6,392	6,053
Total accrued and other liabilities	$87,537	$129,180
NOTE 8 — BORROWINGS
The Company’s borrowings consist of the following (in thousands):

	March 31, 2023
	Principal repayment obligation	Unamortized debt issuance costs	Carrying value
Senior Secured Convertible Notes, current	$—	$—	$—
Senior Secured Convertible Notes, non-current	333,334	(5,644)	$327,690
Senior Notes due 2028	57,678	(2,502)	$55,176
Total borrowings	$391,012	$(8,146)	$382,866

	December 31, 2022
	Principal repayment obligation	Unamortized debt issuance costs	Carrying value
Senior Secured Convertible Notes, current	$166,666	$(3,110)	$163,556
Senior Secured Convertible Notes, non-current	333,334	(6,219)	327,115
Senior Notes due 2028	57,678	(2,585)	55,093
Total borrowings	$557,678	$(11,914)	$545,764
Amortization of the Company’s DFC is a component of Interest expense, net in the Company’s Consolidated Statements of Operations. The Company amortized approximately $0.9 million and $0.1 million during the three months ended March 31, 2023, and 2022, respectively.
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

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
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
On each of May 1, 2023 and May 1, 2024, the holders of the Convertible Notes may redeem up to $166.7 million of the initial principal amount of the Notes at par, plus accrued and unpaid interest (the “Redemption Amount”). On March 27, 2023, the holders of the Convertible Notes delivered to the Company notice to redeem $166.7 million of the initial principal amount of the Notes at par, plus accrued interest (the “Redemption Amount”). On March 28, 2023, the Company irrevocably deposited the Redemption Amount of approximately $169.1 million in order to satisfy the redemption and retirement of $166.7 million principal amount of the Convertible Notes, plus accrued interest. As a result of the Company’s payment of the Redemption Amount prior to the Convertible Notes’ contractual maturity, the Company wrote off approximately $2.8 million of prorated unamortized debt issuance costs, which was recognized within Loss on extinguishment of debt, net, on our Condensed Consolidated Statements of Operations.
Our borrowing obligations under the Convertible Notes are collateralized by a first priority lien on the Company’s equity interests in Tellurian Production Holdings LLC (“Tellurian Production Holdings”), a wholly owned subsidiary of Tellurian Inc. Tellurian Production Holdings owns all of the Company’s upstream natural gas assets described in Note 3, Property, Plant and Equipment. Upon the Company’s compliance with its obligations in respect of an Optional Redemption (regardless of whether holders accept or reject the redemption), the lien on the equity interests in Tellurian Production Holdings will be automatically released. The Notes contain a minimum cash covenant of $100.0 million and non-financial covenants. As of March 31, 2023, we remained in compliance with all covenants under the Notes.
As of March 31, 2023, the estimated fair value of the non-current Convertible Notes was approximately $280.7 million. The Level 3 fair value was estimated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and inputs that are not observable in the market.
Senior Notes due 2028
On November 10, 2021, we sold in a registered public offering $50.0 million aggregate principal amount of 8.25% Senior Notes due November 30, 2028 (the “Senior Notes”). Net proceeds from the Senior Notes were approximately $47.5 million after deducting fees. The underwriter was granted an option to purchase up to an additional $7.5 million of the Senior Notes within 30 days. On December 7, 2021, the underwriter exercised the option and purchased an additional $6.5 million of the Senior Notes resulting in net proceeds of approximately $6.2 million after deducting fees. The Senior Notes have quarterly interest payments due on January 31, April 30, July 31, and October 31 of each year and on the maturity date. As of March 31, 2023, the Company was in compliance with all covenants under the indenture governing the Senior Notes. The Senior Notes are listed and trade on the NYSE American under the symbol “TELZ,” and are classified as Level 1 within the fair value hierarchy. As of March 31, 2023, the closing market price was $16.70 per Senior Note.
At-the-Market Debt Offering Program
On December 17, 2021, we entered into an at-the-market debt offering program under which the Company may offer and sell, from time to time on the NYSE American, up to an aggregate principal amount of $200.0 million of additional Senior Notes. During the three months ended March 31, 2022, we sold approximately $1.2 million aggregate principal amount of additional Senior Notes for total proceeds of approximately $1.1 million after fees and commissions under our at-the-market debt offering program. On December 30, 2022, the Company terminated the at-the-market debt offering program.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Trade Finance Credit Line
On July 19, 2021, we entered into an uncommitted trade finance credit line for up to $30.0 million that is intended to finance the purchase of LNG cargos for ultimate resale in the normal course of business. On December 7, 2021, the uncommitted trade finance credit line was amended and increased to $150.0 million. As of March 31, 2023, no amounts were drawn under this credit line.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Minimum Volume Commitments
The Company is expected to be subject to gas gathering agreements in the near-term with two third-party companies that are constructing gathering systems in the Haynesville Shale. Upon the in-service date of these gathering systems, the Company will have dedicated gathering capacity for a portion of the Upstream segment’s future natural gas production. The contracts will require us to make deficiency payments to the extent the Company does not meet the minimum volume commitments per the terms of each contract. As of March 31, 2023, we were not subject to any material volume delivery commitments.
NOTE 10 — STOCKHOLDERS’ EQUITY
At-the-Market Equity Offering Programs
We maintain at-the-market equity offering programs pursuant to which we sell shares of our common stock from time to time on the NYSE American. During the three months ended March 31, 2022, we issued 45.4 million shares of our common stock under our at-the-market equity offering programs for net proceeds of approximately $171.7 million. On December 30, 2022, the Company terminated the Company’s then-existing at-the-market equity offering programs.
On December 30, 2022, the Company entered into a new at-the-market equity offering program pursuant to which the Company may sell shares of its common stock from time to time on the NYSE American for aggregate sales proceeds of up to $500.0 million. We did not sell any shares under this program during the quarter ended March 31, 2023. As of March 31, 2023, there were approximately 103.4 million shares available for issuance under the at-the-market equity offering program.
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
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into either cash, stock, or a combination thereof. As of March 31, 2023, there was no Restricted Stock that would be required to be settled in cash.
As of March 31, 2023, we had approximately 25.4 million shares of primarily performance-based Restricted Stock outstanding, of which approximately 14.8 million shares will vest entirely at FID, as defined in the award agreements, and approximately 10.0 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of primarily performance-based Restricted Stock, totaling approximately 0.6 million shares, will vest based on other criteria. As of March 31, 2023, no expense had been recognized in connection with performance-based Restricted Stock.
For the three months ended March 31, 2023 and 2022, the recognized share-based compensation expenses related to all share-based awards totaled approximately $0.5 million and $0.9 million, respectively. As of March 31, 2023, unrecognized compensation expenses, based on the grant date fair value, for all share-based awards totaled approximately $173.6 million. Further, approximately 25.4 million shares of primarily performance-based Restricted Stock, as well as approximately 10.9 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 12 — INCENTIVE COMPENSATION PROGRAM
On November 18, 2021, the Company’s Board of Directors approved the adoption of the Tellurian Incentive Compensation Program (the “Incentive Compensation Program” or “ICP”). The ICP allows the Company to award short-term and long-term performance and service-based incentive compensation to full-time employees. ICP awards may be earned with respect to each calendar year and are determined based on guidelines established by the Compensation Committee of the Company’s Board of Directors.
Long-term incentive awards
Long-term incentive (“LTI”) awards under the ICP were granted in January 2022 in the form of “tracking units,” at the discretion of the Compensation Committee of the Company’s Board of Directors (the “2021 LTI Award”). Each such tracking unit has a value equal to one share of Tellurian common stock and entitles the grantee to receive, upon vesting, a cash payment equal to the closing price of our common stock on the trading day prior to the vesting date. These tracking units will vest in three equal tranches at the grant date and the first and second anniversaries of the grant date. Non-vested tracking unit awards as of March 31, 2023 and awards granted during the period were as follows:

	Number of Tracking Units (in thousands)	Price per Tracking Unit
Balance at January 1, 2023	12,719	$1.68
Granted	—	—
Vested	(6,359)	2.13
Forfeited	(322)	1.49
Unvested balance at March 31, 2023	6,038	$1.23

LTI awards under the ICP were granted in February 2023 in the form of “tracking units,” at the discretion of the Compensation Committee of the Company’s Board of Directors (the “2022 LTI Award”). Each such tracking unit has a value equal to one share of Tellurian common stock and entitles the grantee to receive, upon vesting, a cash payment equal to the closing price of our common stock on the trading day prior to the vesting date. These tracking units will vest in three equal tranches at the grant date and the first and second anniversaries of the grant date. Non-vested tracking unit awards as of March 31, 2023 and awards granted during the period were as follows:

	Number of Tracking Units (in thousands)	Price per Tracking Unit
Balance at January 1, 2023	—	—
Granted	14,789	$2.10
Vested	(4,930)	1.63
Forfeited	(417)	1.49
Unvested balance at March 31, 2023	9,442	$1.23

We recognize compensation expense for awards with graded vesting schedules over the requisite service periods for each separately vesting portion of the award as if each award was in substance multiple awards. Compensation expense for the first tranche of the 2021 LTI Award and the 2022 LTI Award that vested at the grant date was recognized over the performance period when it was probable that the performance condition was achieved. Compensation expense for the second and third tranches of the 2021 LTI Award and the 2022 LTI Award is recognized on a straight-line basis over the requisite service period. Compensation expense for unvested tracking units is subsequently adjusted each reporting period to reflect the estimated payout levels based on changes in the Company’s stock price and actual forfeitures. For the three months ended March 31, 2023, we recognized approximately $1.5 million in compensation expense for the third tranche of the 2021 LTI Award and the second and third tranches of the 2022 LTI Award. For the three months ended March 31, 2022, we recognized approximately $12.7 million in compensation expense for the second and third tranches of the 2021 LTI Award.
NOTE 13 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of March 31, 2023 and December 31, 2022. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three months ended March 31, 2023.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
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
NOTE 14 — LEASES
Our Driftwood Project land leases are classified as finance leases and include one or more options to extend the lease term for up to 40 years, as well as to terminate the lease within five years, at our sole discretion. We are reasonably certain that those options will be exercised and that our termination rights will not be exercised, and we have, therefore, included those assumptions within our right of use assets and corresponding lease liabilities. Our other land leases are classified as finance leases and include one or more options to extend the lease term for up to 69 years or to terminate the lease within seven years, at our sole discretion. We are reasonably certain that those options and termination rights will not be exercised, and we have, therefore, excluded those assumptions within our right of use assets and corresponding lease liabilities.
Our office space leases are classified as operating leases and include one or more options to extend the lease term up to 10 years, at our sole discretion. As we are not reasonably certain that those options will be exercised, none are recognized as part of our right of use assets and lease liabilities. As none of our leases provide an implicit rate, we have determined our own discount rate.
The following table shows the classification and location of our right-of-use assets and lease liabilities on our Condensed Consolidated Balance Sheets (in thousands):

Leases	Condensed Consolidated Balance Sheets Classification	March 31, 2023	December 31, 2022
Right of use asset
Operating	Other non-current assets	$12,661	$13,303
Finance	Property, plant and equipment, net	128,977	56,708
Total leased assets		$141,638	$70,011
Liabilities
Current
Operating	Accrued and other liabilities	$2,880	$2,734
Finance	Accrued and other liabilities	827	140
Non-current
Operating	Other non-current liabilities	11,375	12,148
Finance	Finance lease liabilities	122,112	49,963
Total leased liabilities		$137,194	$64,985
Lease costs recognized in our Condensed Consolidated Statements of Operations is summarized as follows (in thousands):

	Three months ended
Lease Costs	2023	2022
Operating lease cost	$869	$685
Finance lease cost
Amortization of lease assets	709	294
Interest on lease liabilities	1,948	994
Finance lease cost	$2,657	$1,288
Total lease cost	$3,526	$1,973

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is as follows:

	December 31,
Lease term and discount rate	2023	2022
Weighted average remaining lease term (years)
Operating lease	4.3	4.5
Finance lease	36.8	48.4
Weighted average discount rate
Operating lease	6.2%	6.2%
Finance lease	8.6%	9.4%
The following table includes other quantitative information for our operating and finance leases (in thousands):

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$974	$743
Operating cash flows from finance leases	$807	$—
Financing cash flows from finance leases	$—	$—

The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of March 31, 2023 (in thousands):

	Operating	Finance
2023	$2,728	$7,869
2024	3,850	10,491
2025	3,893	10,491
2026	3,914	10,491
2027	1,666	10,491
After 2027	275	332,826
Total lease payments	$16,326	$382,659
Less: discount	2,071	259,721
Present value of lease liability	$14,255	$122,938
NOTE 15 — ADDITIONAL CASH FLOW INFORMATION
The following table provides information regarding the net changes in working capital (in thousands):

	Three Months Ended March 31,
	2023	2022
Accounts receivable	$37,698	$(5,396)
Prepaid expenses and other current assets [1]	(1,560)	(14,595)
Accounts payable	5,061	4,950
Accounts payable due to related parties	—	175
Accrued liabilities [1]	(51,542)	(27,810)
Other, net	—	826
Net changes in working capital	$(10,343)	$(41,850)
1 Excludes changes in the Company’s derivative assets and liabilities.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2023	2022
Non-cash accruals of property, plant and equipment and other non-current assets	$4,589	$10,931
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$149,765	$295,728
Current restricted cash	9,375	3,000
Non-current restricted cash	24,891	23,778
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$184,031	$322,506
NOTE 16 — DISCLOSURES ABOUT SEGMENTS AND RELATED INFORMATION
The Upstream segment is organized and operates to produce, gather and deliver natural gas and to acquire and develop natural gas assets. The Midstream segment is organized to develop, construct and operate LNG terminals and pipelines. The Marketing & Trading segment is organized and operates to purchase and sell natural gas produced primarily by the Upstream segment, market the Driftwood terminal’s LNG production capacity and trade LNG. These operating segments represent the Company’s reportable segments. The remainder of our business is presented as “Corporate,” and consists of corporate costs and intersegment eliminations. The Company’s Chief Operating Decision Maker does not currently assess segment performance or allocate resources based on a measure of total assets. Accordingly, a total asset measure has not been provided for segment disclosure.

Three Months Ended March 31, 2023	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$3,854	$—	$47,081	$—	$50,935
Intersegment revenues (purchases) (2) (3)	47,081	(1,355)	(43,198)	(2,528)	—
Segment operating profit (loss) (4)	(2,987)	(17,715)	(2,736)	(9,566)	(33,004)
Interest income (expense), net	225	(252)	1	(3,984)	(4,010)
Loss on extinguishment of debt, net	—	—	—	(2,822)	(2,822)
Other income (expense), net	118	—	12,329	(104)	12,343
Consolidated loss before tax					$(27,493)

Three Months Ended March 31, 2022	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$—	$—	$146,940	$—	$146,940
Intersegment revenues (purchases) (2)	25,989	—	(17,711)	(8,278)	—
Segment operating profit (loss) (4)	4,596	(17,783)	(12,291)	(17,420)	(42,898)
Interest expense, net	—	(995)	(454)	(831)	(2,280)
Other income (expense), net		—	(22,012)	584	(21,428)
Consolidated loss before tax					$(66,606)

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

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31,
Capital expenditures	2023	2022
Upstream	$66,059	$25,305
Midstream	62,459	43,564
Marketing & Trading	490	—
Total capital expenditures for reportable segments	129,008	68,869
Corporate capital expenditures	460	—
Consolidated capital expenditures	$129,468	$68,869

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Recent Accounting Standards
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing and plans to operate a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), an associated pipeline (the “Driftwood pipeline”), other related pipelines, and upstream natural gas assets (collectively referred to as the “Business”). The Driftwood terminal and the Driftwood pipeline are collectively referred to as the “Driftwood Project.” As of March 31, 2023, our upstream natural gas assets consisted of 30,915 net acres and interests in 152 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, which includes increasing our asset base, we will consider various commercial arrangements with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties, trading of LNG, the acquisition of additional upstream acreage and drilling of new wells on our existing upstream acreage. We remain focused on the financing and construction of the Driftwood Project and related pipelines while managing our upstream assets.
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
Overview of Significant Events
Binding Letter of Intent
On April 4, 2023, the Company entered into a binding letter of intent (the “LOI”) regarding the sale and leaseback of approximately 800 acres of land (the “Property”) to be used for the proposed Driftwood Project. The transaction will consist of the sale of our interests in the Property for $1.0 billion pursuant to a purchase and sale agreement (the “Purchase Agreement”) and a 40-year lease of the Property to us. The LOI contemplates that the parties will use commercially reasonable efforts to finalize the transaction on or before July 14, 2023, subject to the satisfaction of the closing conditions in the Purchase Agreement including our ability to secure financing commitments for Phase 1 of the Driftwood terminal.
Debt Reductions
During the first quarter of 2023, we repaid a total of approximately $166.7 million in principal balance of our borrowing obligations.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand. Our current capital resources consist of approximately $149.8 million of cash and cash equivalents as of March 31, 2023. We currently maintain an at-the-market equity offering program pursuant to which we may sell our common stock from time to time. The Company could raise approximately $181.6 million of gross sales proceeds of the $500.0 million authorized under the at-the-market equity offering program based on the closing trading price of our common stock as of May 1, 2023 and the number of available shares.
As of March 31, 2023, we had total indebtedness of approximately $391.0 million. The holders of the Convertible Notes may redeem up to an additional $166.7 million on May 1, 2024. We also had contractual obligations associated with our finance and operating leases totaling $399.0 million, of which $14.2 million is scheduled to be paid within the next twelve months.
We are planning to meet our liquidity needs from cash on hand and the combined proceeds generated by our Upstream operations and the sale of common stock under our at-the-market equity offering program. We have determined that it is probable that such sources of liquidity will satisfy our obligations, fund working capital needs and allow us to remain compliant with our debt covenants for at least twelve months following the issuance of the financial statements. We also continue to evaluate generating additional proceeds from various other potential financing transactions, such as issuances of equity, equity-linked and debt securities, or similar transactions to fund our obligations and working capital needs.
We remain focused on the financing and construction of the Driftwood Project and related pipelines while managing our upstream assets.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,

	2023	2022
Cash used in operating activities	$(10,160)	$(82,579)
Cash used in investing activities	(147,468)	(74,958)
Cash (used in) provided by financing activities	(166,809)	172,769

Net (decrease) increase in cash, cash equivalents and restricted cash	(324,437)	15,232
Cash, cash equivalents and restricted cash, beginning of the period	508,468	307,274
Cash, cash equivalents and restricted cash, end of the period	$184,031	$322,506

Net working capital	$115,299	$251,443
Cash used in operating activities for the three months ended March 31, 2023 decreased by approximately $72.4 million due to an overall decrease in disbursements in the normal course of business.
Cash used in investing activities for the three months ended March 31, 2023 increased by approximately $72.5 million compared to the same period in 2022. This increase was primarily due to increased spending on natural gas development activities of approximately $65.7 million in the current period, as compared to approximately $25.3 million in the prior period. This increase was also due to the funding of Driftwood Project construction activities of approximately $62.5 million in the current period, as compared to approximately $43.5 million of funding of Driftwood Project construction activities and land purchases and land improvements in the prior period.
Cash (used in) provided by financing activities for the three months ended March 31, 2023 decreased by approximately $339.6 million compared to the same period in 2022. This decrease is primarily due to approximately $166.7 million in borrowing principal repayments in the current period as compared to $172.8 million in net proceeds from debt and equity issuances in the prior period. See Note 8, Borrowings and Note 10, Stockholders’ Equity, of our Notes to the Condensed Consolidated Financial Statements for additional information about our financing activities.

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
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Natural gas sales	$50,935	$25,989
LNG sales	—	120,951
Total revenue	50,935	146,940
Operating expenses	17,445	4,165
LNG cost of sales	—	131,662
Development expenses	12,057	17,665
Depreciation, depletion and amortization	22,187	4,021
General and administrative expenses	32,250	32,325
Loss from operations	(33,004)	(42,898)
Interest expense, net	(4,010)	(2,280)
Loss on extinguishment of debt, net	(2,822)	—
Other income (expense), net	12,343	(21,428)
Income tax benefit (provision)	—	—
Net loss	$(27,493)	$(66,606)
The most significant changes affecting our results of operations for the three months ended March 31, 2023 compared to the same period in 2022, on a consolidated basis and by segment, are the following:
Upstream
•Increase of approximately $24.9 million in Natural gas sales as a result of higher production volumes attributable to the acquisition of natural gas properties in 2022 and newly drilled and completed wells during 2023 and 2022, partially offset by lower realized natural gas prices.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
•Increase of approximately $13.3 million in Operating expenses primarily as a result of higher natural gas production volumes.
•Increase of approximately $18.2 million in DD&A primarily attributable to a higher asset net book value utilized in the calculation of DD&A due to the acquisition of natural gas properties in 2022, increased capital expenditures during 2022 and 2023 and higher natural gas production volumes during the current period.
Marketing & Trading
•Decrease of approximately $121.0 million and approximately $131.7 million in LNG sales and LNG cost of sales, respectively, as a result of the absence of an LNG cargo that was sold during the first quarter of 2022.
•Increase of approximately $33.8 million in Other income (expense), net primarily attributable to approximately $11.9 million of realized gains on the settlement of natural gas financial instruments and $0.4 million unrealized gain on natural gas financial instruments due to changes in the fair value of the Company’s derivative instruments during the current period as compared to $0.7 million of realized loss and $15.1 million of unrealized loss on natural gas financial instruments in the prior period.
•Midstream
•Decrease of approximately $5.6 million in Development expenses primarily attributable to the capitalization of directly identifiable Driftwood terminal project costs as construction in progress during the current period, which were expensed in the prior period.
Consolidated
•Increase of approximately $1.7 million in Interest expense, net due to increased interest charges as a result of higher outstanding borrowing obligations during 2023 as compared to 2022. The increase in Interest expense, net was partially offset by approximately $3.5 million of capitalized interest and $4.0 million of interest income during 2023. For further information regarding the Company’s outstanding borrowing obligations, see Note 8, Borrowings, of our Notes to the Condensed Consolidated Financial Statements.
•Increase of approximately $2.8 million in Loss on extinguishment of debt due to the repayment of approximately $166.7 million of the Company’s Convertible Notes, which resulted in the write-off of approximately $2.8 million of unamortized debt issuance costs.
As a result of the foregoing, our consolidated Net loss was approximately $27.5 million for the three months ended March 31, 2023, compared to a Net loss of approximately $66.6 million during the same period in 2022.

Recent Accounting Standards
We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.
Critical Accounting Estimates
There were no changes made by management to the critical accounting policies in the three months ended March 31, 2023. Please refer to the Summary of Critical Accounting Estimates section within Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates and accounting policies.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary market risk relating to our financial instruments is the volatility in market prices for our natural gas production. We use financial instruments to reduce cash flow variability due to fluctuations in the prices of natural gas. The market price risk is offset by the gain or loss recognized upon the related sale of the production that is financially protected. Refer to Note 5, Financial Instruments, of the Condensed Consolidated Financial Statements included in this Quarterly Report for additional details about our financial instruments and their fair value. To quantify the sensitivity of the fair value of the Company’s financial instruments to changes in underlying commodity prices, management modeled a 10% increase and decrease in the commodity price for natural gas prices, as follows (in millions):

	As of March 31, 2023	10% Increase	10% Decrease
Natural gas financial instruments	$10,891	$9,768	$12,042
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than as follows:
Our Executive Chairman, Charif Souki, has personal investments and interests that have at times become interrelated with the interests of the Company. These investments and interests may result in conflicts of interest or other impacts on the Company.
Mr. Souki has a variety of personal business interests and actions taken in his personal capacity have in some cases affected the Company. For example, in April 2023, the Company became aware of certain facts and claims associated with outstanding loan agreements (the “Souki Loans”) between UBS O’Connor LLC (“UBS O’Connor”), Mr. Souki, and certain entities related to Mr. Souki (collectively, “Souki”) included in a lawsuit filed in a New York state court by Souki against UBS O’Connor. In the lawsuit, Souki asserts claims for, among other things, breach of the duty of good faith and fair dealing and breach of contract in connection with UBS O’Connor’s foreclosure on certain assets held as collateral under the Souki Loans, including certain shares of the Company’s stock. In particular, Souki has alleged, among other things, that Souki and UBS O’Connor agreed in 2020 to approach the renegotiation of the terms of the Souki Loans and the Tellurian Loan “holistically”, an agreement that was not disclosed to the Company. Accordingly, this situation may have created a conflict of interest between Mr. Souki’s interests and those of the Company. In addition, pledged shares for the Souki Loans were foreclosed upon in 2023 and sold into the market, which may have caused a significant decrease in the Company’s stock price. These and other actions taken by or involving Mr. Souki in his personal capacity may have an impact on the Company. Policies and procedures designed to mitigate potential conflicts of interest are subject to inherent limitations and may not result in all such conflicts being identified and addressed in a timely manner.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None that occurred during the three months ended March 31, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended March 31, 2023.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Amendment No. 2 of LNG Sale and Purchase Agreement, effective as of January 27, 2023, by and between Driftwood LNG LLC and Gunvor Singapore Pte Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2023)

10.2*††
Change Order CO-011, dated as of February 27, 2023, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.)

10.3*†‡	Separation Agreement and General Release, dated as of March 5, 2023, by and between Tellurian Inc. and L. Kian Granmayeh
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(2) or 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	May 3, 2023	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer and interim Chief Financial Officer
(as Principal Accounting and Financial Officer)
Tellurian Inc.