Form 10-Q
period 2023-06-30
TELLURIAN INC. /DE/
filed 2023-08-09
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐ No ☒
    As of August 7, 2023, there were 581,819,726 shares of common stock, $0.01 par value, issued and outstanding.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$106,706	$474,205
Accounts receivable	15,731	76,731
Prepaid expenses and other current assets	17,700	23,355
Total current assets	140,137	574,291

Property, plant and equipment, net	1,048,880	789,076
Other non-current assets	71,233	63,316
Total assets	$1,260,250	$1,426,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,955	$4,805
Accrued and other liabilities	83,808	129,180
Borrowings	—	163,556
Total current liabilities	133,763	297,541

Long-term liabilities:
Borrowings	383,571	382,208
Finance lease liabilities	121,895	49,963
Other non-current liabilities	21,647	24,428
Total long-term liabilities	527,113	456,599

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 1,600,000,000 authorized: 573,268,037 and 564,567,568 shares outstanding, respectively	5,560	5,456
Additional paid-in capital	1,661,735	1,647,896
Accumulated deficit	(1,067,982)	(980,870)
Total stockholders’ equity	599,374	672,543
Total liabilities and stockholders’ equity	$1,260,250	$1,426,683
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Natural gas sales	$31,987	$61,350	$82,922	$87,339
LNG sales	—	—	—	120,951
Total revenue	31,987	61,350	82,922	208,290

Operating costs and expenses:
Operating expenses	20,848	5,943	38,293	10,108
LNG cost of sales	—	—	—	131,663
Development expenses	11,530	17,687	23,587	35,352
Depreciation, depletion and amortization	25,210	5,854	47,397	9,875
General and administrative expenses	31,290	23,514	63,540	55,839
Total operating costs and expenses	88,878	52,998	172,817	242,837

(Loss) income from operations	(56,891)	8,352	(89,895)	(34,547)

Interest expense, net	(4,182)	(4,566)	(8,192)	(6,846)
Loss on extinguishment of debt, net	—	—	(2,822)	—
Other income (expense), net	1,454	(3,821)	13,797	(25,249)

Loss before income taxes	(59,619)	(35)	(87,112)	(66,642)
Income tax	—	—	—	—
Net loss	$(59,619)	$(35)	$(87,112)	$(66,642)

Net loss per common share(1):
Basic and diluted	$(0.11)	$0.00	$(0.16)	$(0.13)

Weighted-average shares outstanding:
Basic and diluted	540,365	534,521	539,039	515,338

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total shareholders’ equity, beginning balance	$645,543	$524,655	$672,543	$418,301

Preferred stock	61	61	61	61

Common stock:
Beginning balance	5,458	5,229	5,456	4,774
Common stock issuances	101	223	101	677
Share-based compensation, net	1	2	3	2
Share-based payment	—	—	—	1
Ending balance	5,560	5,454	5,560	5,454

Additional paid-in capital:
Beginning balance	1,648,387	1,517,031	1,647,896	1,344,526
Common stock issuances	12,663	127,859	12,663	299,063
Share-based compensation, net	685	811	1,176	1,716
Share-based payments	—	219	—	616
Ending balance	1,661,735	1,645,920	1,661,735	1,645,920

Accumulated deficit:
Beginning balance	(1,008,363)	(997,666)	(980,870)	(931,059)
Net loss	(59,619)	(35)	(87,112)	(66,642)
Ending balance	(1,067,982)	(997,701)	(1,067,982)	(997,701)

Total shareholders’ equity, ending balance	$599,374	$653,734	$599,374	$653,734
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(87,112)	$(66,642)
Adjustments to reconcile Net loss to Net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	47,397	9,875
Amortization of debt issuance costs, discounts and fees	1,652	580
Share-based compensation	1,179	1,718
Share-based payments	—	616
Net unrealized loss on financial instruments not designated as hedges	10,346	13,472
Loss on extinguishment of debt, net	2,822	—
Other	2,142	555
Net changes in working capital (Note 15)	37,654	(43,672)
Net cash provided by (used in) operating activities	16,080	(83,498)

Cash flows from investing activities:
Development of natural gas properties	(95,231)	(66,500)
Driftwood Project construction costs	(112,565)	(68,725)
Land purchases and land improvements	—	(17,425)
Investment in unconsolidated entity	—	(6,089)
Note receivable	(18,000)	—
Capitalized internal use software and other assets	(3,530)	—
Net cash used in investing activities	(229,326)	(158,739)

Cash flows from financing activities:
Proceeds from common stock issuances	13,163	309,021
Equity issuance costs	(399)	(9,281)
Borrowing proceeds	—	501,178
Borrowing issuance costs	—	(11,488)
Borrowing principal repayments	(166,666)	—
Other	(344)	(3,063)
Net cash (used in) provided by financing activities	(154,246)	786,367

Net (decrease) increase in cash, cash equivalents and restricted cash	(367,492)	544,130
Cash, cash equivalents and restricted cash, beginning of period	508,468	307,274
Cash, cash equivalents and restricted cash, end of period	$140,976	$851,404

Supplementary disclosure of cash flow information:
Interest paid, net of capitalized interest	$13,681	$4,928

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
s
NOTE 1 — GENERAL
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing and plans to operate a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), related pipelines and upstream natural gas assets (collectively referred to as the “Business”). The Driftwood terminal and related pipelines are collectively referred to as the “Driftwood Project.”
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
Liquidity
Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business as well as the Company’s ability to continue as a going concern. As of the date of the Condensed Consolidated Financial Statements, we have historically generated losses and negative cash flows from operations, and have an accumulated deficit. We have not yet established an ongoing source of revenues that is sufficient to cover our future operating costs and obligations as they become due during the twelve months following the issuance of the Condensed Consolidated Financial Statements.
We are planning to meet our liquidity needs from cash on hand and the combined proceeds generated by our Upstream operations and the sale of common stock under our at-the-market equity offering program. On August 8, 2023, we entered into a private placement securities purchase agreement (the “SPA”) with an institutional investor to refinance the Company’s existing convertible notes. See Note 17, Subsequent Events, for additional information. The SPA is expected to close in the near future, subject to the satisfaction of customary closing conditions. We have determined that it is probable that the closing of the SPA will occur and that such sources of liquidity will satisfy our obligations, fund working capital needs and allow us to remain compliant with our debt covenants for at least twelve months following the issuance of the financial statements.
We also continue to evaluate generating additional proceeds from various other potential financing transactions, such as issuances of equity, equity-linked and debt securities, or similar transactions to fund our obligations and working capital needs. We remain focused on the financing and construction of the Driftwood Project while managing our marketing & trading operations and upstream assets.
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$1,957	$2,174
Deposits	273	172
Restricted cash	9,375	9,375
Derivative asset, net current (Note 5)	—	10,463
Other current assets	6,095	1,171
Total prepaid expenses and other current assets	$17,700	$23,355

Restricted Cash
Restricted cash as of June 30, 2023 and December 31, 2022 consists of approximately $9.4 million held in escrow under the terms of the purchase and sale agreement for the acquisition of certain natural gas assets in the Haynesville Shale.
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Upstream natural gas assets:
Proved properties	$489,608	$412,977
Wells in progress	66,071	55,374
Accumulated DD&A	(138,177)	(92,423)
Total upstream natural gas assets, net	417,502	375,928
Driftwood Project assets:
Terminal construction in progress	414,625	292,734
Pipeline construction in progress	21,071	—
Land and land improvements	53,664	52,460
Finance lease assets, net of accumulated DD&A	56,121	56,708
Buildings and other assets, net of accumulated DD&A	325	340
Total Driftwood Project assets, net	545,806	402,242
Fixed assets and other:
Finance lease assets, net of accumulated DD&A	71,939	—
Leasehold improvements and other assets	16,867	12,672
Accumulated DD&A	(3,234)	(1,766)
Total fixed assets and other, net	85,572	10,906
Total property, plant and equipment, net	$1,048,880	$789,076
Terminal Construction in Progress
During the six months ended June 30, 2023, we capitalized approximately $121.9 million of directly identifiable project costs as Driftwood terminal construction in progress.
Pipeline Construction in Progress
On April 21, 2023, the Company received FERC approval for the construction of the Driftwood pipelines. During the second quarter of 2023, pipeline materials and rights of way of approximately $14.6 million were transferred to construction in progress in accordance with our accounting policies. During the three months ended June 30, 2023, we also capitalized approximately $6.4 million of directly identifiable project costs as Pipeline construction in progress.
NOTE 4 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Land lease and purchase options	$8	$300
Permitting costs	—	916
Right of use asset — operating leases	14,477	13,303
Restricted cash	24,895	24,888
Investment in unconsolidated entity	6,089	6,089
Note receivable	24,189	6,595
Pipeline materials and rights of way	—	9,136
Other	1,575	2,089
Total other non-current assets	$71,233	$63,316

Restricted Cash
Restricted cash as of June 30, 2023 and December 31, 2022 represents cash collateralization of a letter of credit associated with a finance lease.
Note Receivable
In February 2023, the Company issued an amended and restated promissory note due June 14, 2031 (the “Note Receivable”) to an unaffiliated entity engaged in the development of infrastructure projects in the energy industry. The outstanding principal balance of the Note Receivable as of June 30, 2023 was approximately $24.2 million. The promissory note bears interest at a rate of 6.00%, which is capitalized into the outstanding principal balance annually.
Pipeline materials and rights of way
Pipeline materials and rights of way were transferred to construction in progress as of June 30, 2023. See Note 3 Property, Plant and Equipment.
NOTE 5 — FINANCIAL INSTRUMENTS
Natural Gas Financial Instruments
The primary purpose of our commodity risk management activities is to hedge our exposure to cash flow variability from commodity price risk due to fluctuations in commodity prices. The Company uses natural gas financial futures and option contracts to economically hedge the commodity price risks associated with a portion of our expected natural gas production. As of June 30, 2023, there were no open natural gas financial instrument positions.
LNG Financial Futures
During the year ended December 31, 2021, we entered into LNG financial futures contracts to reduce our exposure to commodity price fluctuations and to achieve more predictable cash flows relative to two LNG cargos that we were committed to purchase from and sell to unrelated third-party LNG merchants in the normal course of business in January and April 2022. As of June 30, 2023, there were no open LNG financial instrument positions.
Contingent Consideration
On August 18, 2022, the Company completed the acquisition of certain natural gas assets in the Haynesville Shale basin (the “Asset Acquisition”). The Asset Acquisition included cash consideration payable to the sellers of $7.5 million (the “Contingent Consideration”) if the average NYMEX Henry Hub gas price for the contract delivery months beginning with August 2022 through March 2023 exceeded a specific threshold (the “Threshold”) per MMBtu. The Threshold was not met and, therefore, the Company is not obligated to pay the Contingent Consideration.
The following table summarizes the effect of the Company’s financial instruments on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Natural gas financial instruments:
Realized gain (loss)	$11,444	$(10,536)	$23,310	$(11,251)
Unrealized (loss) gain	(10,891)	6,790	(10,463)	(8,311)
LNG financial futures:
Realized gain	—	—	—	3,532
Unrealized loss	—	—	—	5,161
Contingent Consideration:
Realized gain	—	—	118	—

The following table presents the classification of the Company’s financial derivative assets and liabilities that are required to be measured at fair value on a recurring basis on the Company’s Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2023	December 31, 2022
Current assets:
Natural gas financial instruments	$—	$10,463
LNG financial futures	—	—
Current liabilities:
Contingent Consideration	—	118
The Company’s natural gas financial instruments are valued using quoted prices in active exchange markets as of the balance sheet date and are classified as Level 1 within the fair value hierarchy.
NOTE 6 — RELATED PARTY TRANSACTIONS
Related Party Contractor Service Fees and Expenses
The Company entered into a one-year independent contractor agreement, effective January 1, 2022, with Mr. Martin Houston, the Vice Chairman of the Company’s Board of Directors. Pursuant to the terms and conditions of this agreement, the Company paid Mr. Houston a monthly fee of $50.0 thousand plus approved expenses. In December 2022, the Company amended the independent contractor agreement to expire on the earlier of (i) termination of Mr. Houston and (ii) December 31, 2023, and to increase the monthly fee to $55.0 thousand plus approved expenses. For the three and six months ended June 30, 2023, the Company paid Mr. Houston $220.0 thousand and $330.0 thousand, respectively, for contractor service fees and expenses. For each of the three and six months ended June 30, 2022, the Company paid Mr. Houston $325.0 thousand for contractor service fees and expenses. As of June 30, 2023 and 2022, there were no amounts owed to Mr. Houston.
NOTE 7 — ACCRUED AND OTHER LIABILITIES
    Accrued and other liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Upstream accrued liabilities	$39,696	$71,977
Payroll and compensation	20,367	37,329
Accrued taxes	909	730
Driftwood Project development activities	6,162	4,423
Lease liabilities	4,310	2,875
Accrued interest	4,126	5,793
Other	8,238	6,053
Total accrued and other liabilities	$83,808	$129,180
NOTE 8 — BORROWINGS
The Company’s borrowings consist of the following (in thousands):

	June 30, 2023
	Principal repayment obligation	Unamortized DFC	Carrying value
Senior Secured Convertible Notes, current	$—	$—	$—
Senior Secured Convertible Notes, non-current	333,334	(5,024)	328,310
Senior Notes due 2028	57,678	(2,417)	55,261
Total borrowings	$391,012	$(7,441)	$383,571

	December 31, 2022
	Principal repayment obligation	Unamortized DFC	Carrying value
Senior Secured Convertible Notes, current	$166,666	$(3,110)	$163,556
Senior Secured Convertible Notes, non-current	333,334	(6,219)	327,115
Senior Notes due 2028	57,678	(2,585)	55,093
Total borrowings	$557,678	$(11,914)	$545,764
Amortization of the Company’s DFC is a component of Interest expense, net in the Company’s Condensed Consolidated Statements of Operations. The Company amortized approximately $0.7 million and $1.7 million during the three and six months ended June 30, 2023, respectively. For each of the three and six months ended June 30, 2022, the Company amortized approximately $0.6 million.
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
On each of May 1, 2023 and May 1, 2024, the holders of the Convertible Notes may redeem up to $166.7 million of the initial principal amount of the Notes at par, plus accrued and unpaid interest (the “Redemption Amount”). On March 27, 2023, the holders of the Convertible Notes delivered to the Company notice to redeem $166.7 million of the initial principal amount of the Notes at par, plus accrued interest (the “Redemption Amount”). On March 28, 2023, the Company irrevocably deposited the Redemption Amount of approximately $169.1 million in order to satisfy the redemption and retirement of $166.7 million principal amount of the Convertible Notes, plus accrued interest. As a result of the Company’s payment of the Redemption Amount prior to the Convertible Notes’ contractual maturity, the Company wrote off approximately $2.8 million of prorated unamortized debt issuance costs, which was recognized within Loss on extinguishment of debt, net, in our Condensed Consolidated Statements of Operations.
Our borrowing obligations under the Convertible Notes are collateralized by a first priority lien on the Company’s equity interests in Tellurian Production Holdings LLC (“Tellurian Production Holdings”), a wholly owned subsidiary of Tellurian Inc. Tellurian Production Holdings owns all of the Company’s upstream natural gas assets described in Note 3, Property, Plant and Equipment. Upon the Company’s compliance with its obligations in respect of an Optional Redemption (regardless of whether holders accept or reject the redemption), the lien on the equity interests in Tellurian Production Holdings will be automatically released. The Notes contain a minimum cash covenant of $100.0 million and non-financial covenants. The Company and the holders of the Convertible Notes entered into supplemental indentures in June, July and August 2023, which decreased the minimum cash covenant from $100.0 million to $60.0 million during the period from June 16, 2023 to August 18, 2023. As of June 30, 2023, we remained in compliance with all covenants under the Notes. See Note 17, Subsequent Events, for further information.
As of June 30, 2023, the estimated fair value of the Convertible Notes was approximately $289.4 million. The Level 3 fair value was estimated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and inputs that are not observable in the market.

Senior Notes due 2028
On November 10, 2021, we sold in a registered public offering $50.0 million aggregate principal amount of 8.25% Senior Notes due November 30, 2028 (the “Senior Notes”). Net proceeds from the Senior Notes were approximately $47.5 million after deducting fees. The underwriter was granted an option to purchase up to an additional $7.5 million of the Senior Notes within 30 days. On December 7, 2021, the underwriter exercised the option and purchased an additional $6.5 million of the Senior Notes resulting in net proceeds of approximately $6.2 million after deducting fees. The Senior Notes have quarterly interest payments due on January 31, April 30, July 31, and October 31 of each year and on the maturity date. As of June 30, 2023, the Company was in compliance with all covenants under the indenture governing the Senior Notes. The Senior Notes are listed and trade on the NYSE American under the symbol “TELZ,” and are classified as Level 1 within the fair value hierarchy. As of June 30, 2023, the closing market price was $17.39 per Senior Note.
At-the-Market Debt Offering Program
On December 17, 2021, we entered into an at-the-market debt offering program under which the Company may offer and sell, from time to time on the NYSE American, up to an aggregate principal amount of $200.0 million of additional Senior Notes. During the six months ended June 30, 2022, we sold approximately $1.2 million aggregate principal amount of additional Senior Notes for total proceeds of approximately $1.1 million after fees and commissions under our at-the-market debt offering program. On December 30, 2022, we terminated the at-the-market debt offering program.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Trade Finance Credit Line
On July 19, 2021, we entered into an uncommitted trade finance credit line for up to $30.0 million that is intended to finance the purchase of LNG cargos for ultimate resale in the normal course of business. On December 7, 2021, the uncommitted trade finance credit line was amended and increased to $150.0 million. As of June 30, 2023, no amounts were drawn under this credit line.
Minimum Volume Commitments
The Company is expected to be subject to gas gathering commitments in the near-term with unrelated companies that are constructing gathering systems in the Haynesville Shale. Upon the in-service date of these gathering systems, the Company will have dedicated gathering capacity from a portion of the Upstream segment’s future natural gas production. The gas gathering agreements will require us to make deficiency payments to the extent the Company does not meet the minimum volume commitments per the terms of each contract. As of June 30, 2023, we were not subject to any material volume delivery commitments.
NOTE 10 — STOCKHOLDERS’ EQUITY
At-the-Market Equity Offering Programs
We maintain at-the-market equity offering programs pursuant to which we sell shares of our common stock from time to time on the NYSE American. During the six months ended June 30, 2022, we issued 67.7 million shares of our common stock under our at-the-market equity offering programs for net proceeds of approximately $299.7 million. On December 30, 2022, we terminated the Company’s then-existing at-the-market equity offering programs.
On December 30, 2022, we entered into a new at-the-market equity offering program pursuant to which the Company may sell shares of its common stock from time to time on the NYSE American for aggregate sales proceeds of up to $500.0 million. During each of the three and six months ended June 30, 2023, we issued 10.1 million shares of our common stock under our at-the-market equity offering program for net proceeds of approximately $12.8 million. See Note 17, Subsequent Events, for further information.
Preferred Stock
In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel Energy Inc., pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of our Series C convertible preferred stock (the “Preferred Stock”).
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
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into either cash, stock, or a combination thereof. As of June 30, 2023, there was no Restricted Stock that would be required to be settled in cash.
As of June 30, 2023, we had approximately 26.5 million shares of primarily performance-based Restricted Stock outstanding, of which approximately 15.0 million shares will vest entirely at FID, as defined in the award agreements, and approximately 11.0 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of primarily performance-based Restricted Stock, totaling approximately 0.5 million shares, will vest based on other criteria. As of June 30, 2023, no expense had been recognized in connection with performance-based Restricted Stock.
As of June 30, 2023, unrecognized compensation expenses, based on the grant date fair value, for all share-based awards totaled approximately $174.5 million. Further, approximately 26.5 million shares of primarily performance-based Restricted Stock, as well as approximately 10.9 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
The Company recognized share-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation expense	$686	$813	$1,179	$1,718
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
Long-term incentive awards
Long-term incentive (“LTI”) awards under the ICP were granted in January 2022 in the form of “tracking units,” at the discretion of the Compensation Committee of the Company’s Board of Directors (the “2021 LTI Awards”). Each such tracking unit has a value equal to one share of Tellurian common stock and entitles the grantee to receive, upon vesting, a cash payment equal to the closing price of our common stock on the trading day prior to the vesting date. These tracking units will vest in three equal tranches at the grant date and the first and second anniversaries of the grant date. Non-vested 2021 LTI Awards as of June 30, 2023 and awards granted during the period were as follows:

	Number of Tracking Units (in thousands)	Price per Tracking Unit
Balance at January 1, 2023	12,719	$1.68
Granted	—	—
Vested	(6,359)	2.13
Forfeited	(327)	1.49
Unvested balance at June 30, 2023	6,033	$1.41
LTI awards under the ICP were granted in February 2023 in the form of “tracking units,” at the discretion of the Compensation Committee of the Company’s Board of Directors (the “2022 LTI Awards”). Each such tracking unit has a value equal to one share of Tellurian common stock and entitles the grantee to receive, upon vesting, a cash payment equal to the closing price of our common stock on the trading day prior to the vesting date. These tracking units will vest in three equal tranches at the grant date and the first and second anniversaries of the grant date.

Non-vested 2022 LTI Awards as of June 30, 2023 and awards granted during the period were as follows:

	Number of Tracking Units (in thousands)	Price per Tracking Unit
Balance at January 1, 2023	—	—
Granted	14,789	$2.10
Vested	(4,930)	1.63
Forfeited	(444)	1.47
Unvested balance at June 30, 2023	9,415	$1.41

We recognize compensation expense for awards with graded vesting schedules over the requisite service periods for each separately vesting portion of the award as if each award was in substance multiple awards. Compensation expense for the first tranche of the 2021 LTI Awards and the 2022 LTI Awards that vested at the grant date was recognized over the performance period when it was probable that the performance condition was achieved. Compensation expense for the second and third tranches of the 2021 LTI Awards and the 2022 LTI Awards is recognized on a straight-line basis over the requisite service period. Compensation expense for unvested tracking units is subsequently adjusted each reporting period to reflect the estimated payout levels based on changes in the Company’s stock price and actual forfeitures.

The Company recognized compensation expense related to the second and third tranches of the 2021 LTI Awards and the 2022 LTI Awards as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
2022 LTI Awards	$2,801	$—	$4,979	$—
2021 LTI Awards	1,739	1,563	1,038	14,280
NOTE 13 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2023 and December 31, 2022. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three and six months ended June 30, 2023.
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

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Condensed Consolidated Balance Sheets (in thousands):

Leases	Condensed Consolidated Balance Sheets Classification	June 30, 2023	December 31, 2022
Right of use asset
Operating	Other non-current assets	$14,477	$13,303
Finance	Property, plant and equipment, net	128,060	56,708
Total leased assets		$142,537	$70,011
Liabilities
Current
Operating	Accrued and other liabilities	$3,468	$2,734
Finance	Accrued and other liabilities	842	140
Non-current
Operating	Other non-current liabilities	12,698	12,148
Finance	Finance lease liabilities	121,895	49,963
Total leased liabilities		$138,903	$64,985
Lease costs recognized in our Condensed Consolidated Statements of Operations is summarized as follows (in thousands):

	Six Months Ended June 30,
Lease costs	2023	2022
Operating lease cost	$1,804	$1,452
Finance lease cost
Amortization of lease assets	1,627	587
Interest on lease liabilities	4,370	1,990
Finance lease cost	5,997	2,577
Total lease cost	$7,801	$4,029
Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is as follows:

June 30, 2023
Lease term and discount rate
Weighted average remaining lease term (years)
Operating lease	4.0
Finance lease	36.6
Weighted average discount rate
Operating lease	6.4%
Finance lease	8.6%
The following table includes other quantitative information for our operating and finance leases (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,009	$1,494
Operating cash flows from finance leases	4,294	2,668
Financing cash flows from finance leases	170	—

The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of June 30, 2023 (in thousands):

	Operating	Finance
2023	$2,041	$5,245
2024	4,665	10,491
2025	4,720	10,491
2026	4,754	10,491
2027	1,953	10,491
After 2027	275	332,826
Total lease payments	$18,408	$380,035
Less: discount	2,242	257,298
Present value of lease liability	$16,166	$122,737
NOTE 15 — ADDITIONAL CASH FLOW INFORMATION
The following table provides information regarding the net changes in working capital (in thousands):

	Six Months Ended June 30,
	2023	2022
Accounts receivable	$61,000	$(22,705)
Prepaid expenses and other current assets [1]	(6,370)	(11,454)
Accounts payable	28,482	2,271
Accrued liabilities [1]	(45,458)	(12,585)
Other, net	—	801
Net changes in working capital	$37,654	$(43,672)
1 Excludes changes in the Company’s derivative assets and liabilities.
The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2023	2022
Non-cash accruals of property, plant and equipment and other non-current assets	$9,406	$(3,551)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$106,706	$823,522
Current restricted cash	9,375	3,000
Non-current restricted cash	24,895	24,882
Total cash, cash equivalents and restricted cash per the statements of cash flows	$140,976	$851,404
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

Three Months Ended June 30, 2023	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$5,780	$—	$26,207	$—	$31,987
Intersegment revenues (purchases) (2) (3)	26,207	(1,765)	(22,782)	(1,660)	—
Segment operating loss (4)	(28,698)	(16,281)	(2,938)	(8,974)	(56,891)
Interest income (expense), net	351	(252)	3	(4,284)	(4,182)
Other income (expense), net	1,075	—	487	(108)	1,454
Consolidated loss before tax					$(59,619)

Three Months Ended June 30, 2022	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$—	$—	$61,350	$—	$61,350
Intersegment revenues (purchases) (2) (3)	61,352	(230)	(59,404)	(1,718)	—
Segment operating profit (loss) (4)	38,505	(20,016)	(4,292)	(5,845)	8,352
Interest expense, net	—	(995)	—	(3,571)	(4,566)
Other income (expense), net	—	—	(3,746)	(75)	(3,821)
Consolidated loss before tax					$(35)

Six Months Ended June 30, 2023	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$9,634	$—	$73,288	$—	$82,922
Intersegment revenues (purchases) (2) (3)	73,288	(3,120)	(65,980)	(4,188)	—
Segment operating loss (4)	(31,685)	(33,996)	(5,674)	(18,540)	(89,895)
Interest income (expense), net	577	(503)	2	(8,268)	(8,192)
Loss on extinguishment of debt, net	—	—	—	(2,822)	(2,822)
Other income (expense), net	1,193	—	12,816	(212)	13,797
Consolidated loss before tax					$(87,112)

Six Months Ended June 30, 2022	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$—	$—	$208,290	$—	$208,290
Intersegment revenues (purchases) (2) (3)	87,341	(230)	(77,115)	(9,996)	—
Segment operating profit (loss) (4)	43,101	(37,800)	(16,583)	(23,265)	(34,547)
Interest expense, net	—	(1,990)	(454)	(4,402)	(6,846)
Other (expense) income, net	—	—	(25,758)	509	(25,249)
Consolidated loss before tax					$(66,642)

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

(4) Operating profit (loss) is defined as operating revenues less operating costs and allocated corporate costs.

	Six Months Ended June 30,
Capital expenditures	2023	2022
Upstream	$95,645	$66,500
Midstream	112,565	86,150
Marketing & Trading	490	—
Total capital expenditures for reportable segments	208,700	152,650
Corporate capital expenditures	2,626	—
Consolidated capital expenditures	$211,326	$152,650

NOTE 17 — SUBSEQUENT EVENTS
Debt Refinancing
On August 8, 2023, we entered into a private placement securities purchase agreement (the “SPA”) with an institutional investor pursuant to which we agreed to issue and sell $250.0 million aggregate principal amount of 10% Senior Secured Notes due October 1, 2025 (the “Senior Notes”) and approximately $83.3 million aggregate principal amount of 6% Secured Convertible Notes (the “Secured Convertible Notes”) due October 1, 2025 (collectively the “Replacement Notes”). Net proceeds from the Replacement Notes of approximately $299.4 million will be used to satisfy the outstanding principal repayment obligation under the Convertible Notes.
The Replacement Notes will be collateralized by the Company’s equity interests in Tellurian Production Holdings and mortgages of the material real property natural gas assets of Tellurian Production Holdings and its subsidiaries. The Replacement Notes indentures will contain financial and non-financial covenants, including a minimum cash covenant of $50.0 million. The Replacement Notes will have quarterly interest cash payments, plus payments of approximately 3.0 million shares of common stock per quarter (or a total of approximately 25.7 million shares). On or after October 1, 2024, the holders of the Replacement Notes may redeem up to the entire principal amount of the Replacement Notes at par, plus accrued and unpaid interest, if the Company’s liquidity fails to meet or exceed a specified threshold.
At-the-Market Program
Subsequent to June 30, 2023, and through the date of this filing, we issued approximately 8.5 million shares of our common stock under our at-the-market equity offering program for net proceeds of approximately $12.4 million. As of the date of this filing, we have availability to raise aggregate gross sales proceeds of approximately $474.0 million under this at-the-market equity offering program.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Recent Accounting Standards
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing and plans to operate a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), related pipelines and upstream natural gas assets (collectively referred to as the “Business”). The Driftwood terminal and related pipelines are collectively referred to as the “Driftwood Project.” As of June 30, 2023, our upstream natural gas assets consisted of 31,117 net acres and interests in 157 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, which includes increasing our asset base, we will consider various commercial arrangements with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties, trading of LNG, the acquisition of additional upstream acreage and drilling of new wells on our existing upstream acreage. We remain focused on the financing and construction of the Driftwood Project while managing our marketing & trading operations and upstream assets.
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
Overview of Significant Events
Binding Commitment Letter
On April 4, 2023, the Company entered into a binding letter of intent (the “LOI”) regarding the sale and leaseback of approximately 800 acres of land (the “Property”) to be used for the proposed Driftwood Project. The transaction will consist of the sale of our interests in the Property for $1.0 billion pursuant to a purchase and sale agreement (the “Purchase Agreement”) and a 40-year lease of the Property to us. On July 18, 2023, the Company entered into a commitment letter regarding the sale and leaseback of the Property that effectively replaced the LOI. The closing of the sale–leaseback transaction will occur upon the satisfaction of the closing conditions in the Purchase Agreement, including the Company securing equity and debt commitments with respect to the development of the Driftwood Project.
Debt Refinancing
On August 8, 2023, we entered into a private placement securities purchase agreement (the “SPA”) with an institutional investor pursuant to which we agreed to issue and sell $250.0 million aggregate principal amount of 10% Senior Secured Notes due October 1, 2025 (the “Senior Notes”) and approximately $83.3 million aggregate principal amount of 6% Secured Convertible Notes (the “Secured Convertible Notes”) due October 1, 2025 (collectively the “Replacement Notes”). Net proceeds from the Replacement Notes of approximately $299.4 million will be used to satisfy the outstanding principal repayment obligation under the Convertible Notes.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand. Our current capital resources consist of approximately $106.7 million of cash and cash equivalents as of June 30, 2023. We currently maintain an at-the-market equity offering program pursuant to which we may sell our common stock from time to time. As of the date of this filing, we have availability to raise aggregate gross sales proceeds of approximately $474.0 million under this at-the-market equity offering program.
As of June 30, 2023, we had total indebtedness of approximately $391.0 million. We also had contractual obligations associated with our finance and operating leases totaling $398.4 million, of which $14.9 million is scheduled to be paid within the next twelve months. The partial redemption of the Convertible Notes, continued expenses associated with the construction of the Driftwood Project and the development of natural gas properties and declines in natural gas prices have significantly reduced our cash on hand. In June, July and August 2023, we entered into supplemental indentures that temporarily reduced the amount of cash and cash equivalents we are required to hold pursuant to the indenture governing the Convertible Notes from $100.0 million to $60.0 million.
We are planning to meet our liquidity needs from cash on hand and the combined proceeds generated by our Upstream operations and the sale of common stock under our at-the-market equity offering program. On August 8, 2023, we entered into a private placement securities purchase agreement (the “SPA”) with an institutional investor to refinance the Company’s existing Convertible Notes. For further information regarding the refinancing of the Company’s Convertible Notes, see Note 17, Subsequent Events, of our Notes to the Condensed Consolidated Financial Statements. The SPA is expected to close in the near future, subject to the satisfaction of customary closing conditions. We have determined that it is probable that the closing of the SPA will occur and that such sources of liquidity will satisfy our obligations, fund working capital needs and allow us to remain compliant with our debt covenants for at least twelve months following the issuance of the financial statements.
We also continue to evaluate generating additional proceeds from various other potential financing transactions, such as issuances of equity, equity-linked and debt securities, or similar transactions to fund our obligations and working capital needs. We remain focused on the financing and construction of the Driftwood Project while managing our marketing & trading operations and upstream assets.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash provided by (used in) operating activities	$16,080	$(83,498)
Cash used in investing activities	(229,326)	(158,739)
Cash (used in) provided by financing activities	(154,246)	786,367

Net (decrease) increase in cash, cash equivalents and restricted cash	(367,492)	544,130
Cash, cash equivalents and restricted cash, beginning of the period	508,468	307,274
Cash, cash equivalents and restricted cash, end of the period	$140,976	$851,404

Net working capital	$6,374	$639,766
Cash provided by (used in) operating activities for the six months ended June 30, 2023 increased by approximately $99.6 million compared to the same period in 2022 primarily due to net changes in the Company’s working capital from December 31, 2022. For further information regarding the net changes in the Company’s working capital, see Note 15, Additional Cash Flow Information, of our Notes to the Condensed Consolidated Financial Statements.
Cash used in investing activities for the six months ended June 30, 2023 increased by approximately $70.6 million compared to the same period in 2022. This increase was primarily due to the funding of Driftwood Project construction activities of approximately $112.6 million in the current period, as compared to approximately $86.1 million of funding of Driftwood Project construction activities and land purchases and land improvements in the prior period. This increase was also primarily due to increased spending on natural gas development activities of approximately $95.2 million in the current period, as compared to approximately $66.5 million in the prior period.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Cash (used in) provided by financing activities for the six months ended June 30, 2023 decreased by approximately $940.6 million compared to the same period in 2022. This decrease is primarily due to approximately $166.7 million in borrowing principal repayments in the current period as compared to $489.7 million in net proceeds from borrowing issuances in the prior period. The decrease is also due to approximately $12.8 million in net proceeds from equity issuances as compared to approximately $299.7 million in the prior period. See Note 8, Borrowings and Note 10, Stockholders’ Equity, of our Notes to the Condensed Consolidated Financial Statements for additional information about our financing activities.
Capital Development Activities
The activities we have proposed will require significant amounts of capital and are subject to completion risks and delays. We have received all regulatory approvals for the construction of Phase 1 of the Driftwood terminal and, as a result, our business success will depend to a significant extent upon our ability to obtain the funding necessary to construct assets on a commercially viable basis and to finance the costs of staffing, operating and expanding our company during that process. In March 2022, we issued a limited notice to proceed to Bechtel Energy Inc. under our Phase 1 EPC Agreement and commenced the construction of Phase 1 of the Driftwood terminal in April 2022.
We currently estimate the total cost of the Driftwood Project to be approximately $25.0 billion, including owners’ costs, transaction costs and contingencies but excluding interest costs incurred during construction and other financing costs. The proposed Driftwood terminal will have a liquefaction capacity of up to approximately 27.6 Mtpa and will be situated on approximately 1,200 acres in Calcasieu Parish, Louisiana. The proposed Driftwood terminal will include up to 20 liquefaction Trains, three full containment LNG storage tanks and three marine berths.
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

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Natural gas sales	31,987	$61,350	$82,922	$87,339
LNG sales	—	—	—	120,951
Total revenue	31,987	61,350	82,922	208,290
Operating expenses	20,848	5,943	38,293	10,108
LNG cost of sales	—	—	—	131,663
Development expenses	11,530	17,687	23,587	35,352
Depreciation, depletion and amortization	25,210	5,854	47,397	9,875
General and administrative expenses	31,290	23,514	63,540	55,839
(Loss) income from operations	(56,891)	8,352	(89,895)	(34,547)
Interest expense, net	(4,182)	(4,566)	(8,192)	(6,846)
Loss on extinguishment of debt, net	—	—	(2,822)	—
Other income (expense), net	1,454	(3,821)	13,797	(25,249)
Income tax	—	—	—	—
Net loss	$(59,619)	$(35)	$(87,112)	$(66,642)
The most significant changes affecting our results of operations for the three months ended June 30, 2023 compared to the same period in 2022, on a consolidated basis and by segment, are the following:
Upstream
•Decrease of approximately $29.4 million in Natural gas sales as a result of decreased realized natural gas prices partially offset by increased production volumes attributable to the acquisition of natural gas properties in 2022 and newly drilled and completed wells during 2023 and 2022.
•Increase of approximately $14.9 million in Operating expenses as a result of increased production volumes and approximately $3.2 million of natural gas drilling rig standby costs incurred during the current period.
•Increase of approximately $19.4 million in DD&A due to the acquisition of natural gas properties in 2022, increased capital expenditures during 2022 and 2023 and increased natural gas production volumes during the current period.
Midstream
•Decrease of approximately $6.2 million in Development expenses primarily attributable to approximately $6.2 million in the cost of land and roads donated for public use in the state of Louisiana in the prior period.
Consolidated
•Increase of approximately $7.8 million in General and administrative expenses primarily attributable to increased marketing expenses during the current period.
•Increase of approximately $5.3 million in Other income (expense), net primarily attributable to approximately $11.4 million of realized gains on the settlement of natural gas financial instruments and $10.9 million of unrealized loss on natural gas financial instruments due to changes in the fair value of the Company’s derivative instruments during the current period as compared to $10.5 million of realized loss and $6.8 million of unrealized gain on natural gas financial instruments in the prior period.
Primarily as a result of the foregoing, our consolidated Net loss was approximately $59.6 million for the three months ended June 30, 2023, compared to a Net loss of approximately $35.0 thousand during the same period in 2022.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
The most significant changes affecting our results of operations for the six months ended June 30, 2023 compared to the same period in 2022, on a consolidated basis and by segment, are the following:
Upstream
•Decrease of approximately $4.4 million in Natural gas sales as a result of decreased realized natural gas prices partially offset by increased production volumes attributable to the acquisition of natural gas properties in 2022 and newly drilled and completed wells during 2023 and 2022.
•Increase of approximately $28.2 million in Operating expenses primarily as a result of increased natural gas production volumes and approximately $3.6 million of natural gas drilling rig standby costs incurred during the current period.
•Increase of approximately $37.5 million in DD&A primarily attributable to a higher asset net book value utilized in the calculation of DD&A due to the acquisition of natural gas properties in 2022, increased capital expenditures during 2022 and 2023 and increased natural gas production volumes during the current period.
Marketing & Trading
•Decrease of approximately $121.0 million and approximately $131.7 million in LNG sales and LNG cost of sales, respectively, as a result of the absence of an LNG cargo that was sold during the first quarter of 2022.
Midstream
•Decrease of approximately $11.8 million in Development expenses primarily attributable to the capitalization of directly identifiable Driftwood Project costs as construction in progress during the current period, which were expensed in the prior period and $6.2 million in the cost of land and roads donated for public use in the state of Louisiana in the prior period.
Consolidated
•Increase of approximately $7.8 million in General and administrative expenses primarily attributable to increased marketing expenses during the current period.
•Increase of approximately $1.3 million in Interest expense, net due to increased interest charges as a result of higher outstanding borrowing obligations during 2023 as compared to 2022. The increase in Interest expense, net was partially offset by approximately $8.0 million of capitalized interest and $5.5 million of interest income during 2023. For further information regarding the Company’s outstanding borrowing obligations, see Note 8, Borrowings, of our Notes to the Condensed Consolidated Financial Statements.
•Increase of approximately $2.8 million in Loss on extinguishment of debt, net due to the repayment of approximately $166.7 million of the Company’s Convertible Notes, which resulted in the write-off of approximately $2.8 million of unamortized debt issuance costs.
•Increase of approximately $39.0 million in Other income (expense), net primarily attributable to approximately $23.3 million of realized gains on the settlement of natural gas financial instruments and $10.5 million of unrealized loss on natural gas financial instruments due to changes in the fair value of the Company’s derivative instruments during the current period as compared to $11.3 million of realized loss and $8.3 million of unrealized loss on natural gas financial instruments in the prior period.
As a result of the foregoing, our consolidated Net loss was approximately $87.1 million for the six months ended June 30, 2023, compared to a Net loss of approximately $66.6 million during the same period in 2022.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Recent Accounting Standards
We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.
Critical Accounting Estimates
There were no changes made by management to the critical accounting policies in the three months ended June 30, 2023. Please refer to the Summary of Critical Accounting Estimates section within Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates and accounting policies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2023, there were no open natural gas financial instrument positions. Accordingly, we do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our Business. Refer to Note 5, Financial Instruments, of the Condensed Consolidated Financial Statements included in this Quarterly Report for additional details about our financial instruments.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, other than as follows:
Non-U.S. holders of our common stock, in certain situations, could be subject to U.S. federal income tax upon sale, exchange or disposition of our common stock.
We are currently, and may remain in the future, a U.S. real property holding corporation for U.S. federal income tax purposes because the fair market value of our assets that consist of “United States real property interests,” as defined in the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations, constitutes at least 50% of the combined fair market value of our real estate interests and other business assets. As a result, under the Foreign Investment in Real Property Tax Act, or FIRPTA, certain non-U.S. investors could be subject to U.S. federal income tax on any gain from the disposition of shares of our common stock, in which case they would also be required to file U.S. tax returns with respect to such gain. In general, whether these FIRPTA provisions apply in such case would depend on the amount of our common stock that such non-U.S. investors hold. In addition, such non-U.S. investors could be subject to withholding in such case if, at the time they dispose of their shares, our common stock is not regularly traded on an established securities market within the meaning of the applicable Treasury regulations. So long as our common stock continues to be regularly traded on an established securities market, only a non-U.S. investor who has owned, actually or constructively, more than 5% of our common stock at any time during the shorter of (i) the five-year period ending on the date of disposition and (ii) the non-U.S. investor’s holding period for its shares may be subject to U.S. federal income tax on the disposition of our common stock under FIRPTA.
Our Executive Chairman, Charif Souki, has personal investments and interests that have at times become interrelated with the interests of the Company. These investments and interests may result in conflicts of interest or other impacts on the Company.
Mr. Souki has a variety of personal business interests and actions taken in his personal capacity have in some cases affected the Company. For example, in April 2023, the Company became aware of certain facts and claims associated with outstanding loan agreements (the “Souki Loans”) between UBS O’Connor LLC (“UBS O’Connor”), Mr. Souki, and certain entities related to Mr. Souki (collectively, “Souki”) included in a lawsuit filed in a New York state court by Souki against UBS

O’Connor. In the lawsuit, Souki asserts claims for, among other things, breach of the duty of good faith and fair dealing and breach of contract in connection with UBS O’Connor’s foreclosure on certain assets held as collateral under the Souki Loans, including certain shares of the Company’s stock. In particular, Souki has alleged, among other things, that Souki and UBS O’Connor agreed in 2020 to approach the renegotiation of the terms of the Souki Loans and the Tellurian Loan “holistically”, an agreement that was not disclosed to the Company. Accordingly, this situation may have created a conflict of interest between Mr. Souki’s interests and those of the Company. In addition, pledged shares for the Souki Loans were foreclosed upon in 2023 and sold into the market, which may have caused a significant decrease in the Company’s stock price. Further, two entities owned by Mr. Souki declared bankruptcy in July 2023. These and other events relating to, or actions taken by or involving, Mr. Souki in his personal capacity may have an impact on the Company. Policies and procedures designed to mitigate potential conflicts of interest are subject to inherent limitations and may not result in all such conflicts being identified and addressed in a timely manner.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None that occurred during the three months ended June 30, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended June 30, 2023.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Tellurian Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2023)
4.1
Indenture, dated as of June 3, 2022, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 3, 2022)

4.2
Third Supplemental Indenture, dated as of June 16, 2023, by and among Tellurian Inc., as issuer, Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 20, 2023)

4.3
Fourth Supplemental Indenture, dated as of June 29, 2023, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 29, 2023)

4.4
Fifth Supplemental Indenture, dated as of July 14, 2023, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on July 17, 2023)

4.5
Sixth Supplemental Indenture, dated as of July 28, 2023, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on July 31, 2023)

10.1‡	Securities Purchase Agreement, dated as of August 8, 2023, by and between Tellurian Inc. and the investor named therein
10.2	Redemption Letter Agreement, dated as of August 8. 2023, by and among Tellurian Inc. and the other parties named therein
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	August 9, 2023	By:	/s/ Simon G. Oxley
Simon G. Oxley
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

	August 9, 2023	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.