Form 10-Q
period 2023-09-30
TELLURIAN INC. /DE/
filed 2023-11-02
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
(Registrant’s telephone number, including area code): (832) 962-4000

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
Yes ☐ No ☒
    As of October 31, 2023, there were 634,842,364 shares of common stock, $0.01 par value, issued and outstanding.
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
•our ability to continue as a going concern;
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
•uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects or otherwise continue as a going concern;
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
DEFINITIONS
    To the extent applicable, and as used in this quarterly report, the terms listed below have the following meanings:

Bcf	Billion cubic feet of natural gas
DD&A	Depreciation, depletion and amortization
DFC	Deferred financing costs and original issue discount
EPC	Engineering, procurement and construction
FID	Final investment decision as it pertains to the Driftwood Project
FERC	U.S. Federal Energy Regulatory Commission
GAAP	Generally accepted accounting principles in the U.S.
LNG	Liquefied natural gas
LSTK	Lump sum turnkey
Mtpa	Million tonnes per annum
NYSE American	NYSE American LLC
Phase 1	Plants one and two of the Driftwood terminal
Train	An industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
U.S.	United States

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$59,279	$474,205
Accounts receivable	23,700	76,731
Prepaid expenses and other current assets	13,083	23,355
Total current assets	96,062	574,291

Property, plant and equipment, net	1,098,699	789,076
Other non-current assets	71,009	63,316
Total assets	$1,265,770	$1,426,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,301	$4,805
Accounts payable due to related parties	55	—
Accrued and other liabilities	118,682	129,180
Borrowings	—	163,556
Total current liabilities	156,038	297,541

Long-term liabilities:
Borrowings	372,386	382,208
Finance lease liabilities	121,675	49,963
Other non-current liabilities	45,474	24,428
Total long-term liabilities	539,535	456,599

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 1,600,000,000 authorized: 601,337,236 and 564,567,568 shares outstanding, respectively	5,842	5,456
Additional paid-in capital	1,697,693	1,647,896
Accumulated deficit	(1,133,399)	(980,870)
Total stockholders’ equity	570,197	672,543
Total liabilities and stockholders’ equity	$1,265,770	$1,426,683
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Natural gas sales	$43,250	$81,103	$126,172	$168,442
LNG sales	—	—	—	120,951
Total revenue	43,250	81,103	126,172	289,393

Operating costs and expenses:
Operating expenses	21,754	8,428	60,047	18,536
LNG cost of sales	—	—	—	131,663
Development expenses	10,042	12,891	33,629	48,244
Depreciation, depletion and amortization	23,661	12,860	71,058	22,735
General and administrative expenses	22,176	41,495	85,716	97,334
Total operating costs and expenses	77,633	75,674	250,450	318,512

(Loss) income from operations	(34,383)	5,429	(124,278)	(29,119)

Interest expense, net	(3,992)	(6,944)	(12,184)	(13,790)
Loss on extinguishment of debt, net	(29,473)	—	(32,295)	—
Other income (expense), net	2,431	(12,718)	16,228	(37,966)

Loss before income taxes	(65,417)	(14,233)	(152,529)	(80,875)
Income tax	—	—	—	—
Net loss	$(65,417)	$(14,233)	$(152,529)	$(80,875)

Net loss per common share(1):
Basic and diluted	$(0.12)	$(0.03)	$(0.28)	$(0.15)

Weighted-average shares outstanding:
Basic and diluted	559,952	538,549	546,087	523,189

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total shareholders’ equity, beginning balance	$599,374	$653,734	$672,543	$418,301

Preferred stock	61	61	61	61

Common stock:
Beginning balance	5,560	5,454	5,456	4,774
Common stock issuances	282	—	383	677
Share-based compensation, net	—	1	3	3
Share-based payment	—	1	—	2
Ending balance	5,842	5,456	5,842	5,456

Additional paid-in capital:
Beginning balance	1,661,735	1,645,920	1,647,896	1,344,526
Common stock issuances	35,762	—	48,425	299,063
Share-based compensation, net	196	1,033	1,372	2,750
Share-based payments	—	62	—	676
Ending balance	1,697,693	1,647,015	1,697,693	1,647,015

Accumulated deficit:
Beginning balance	(1,067,982)	(997,701)	(980,870)	(931,059)
Net loss	(65,417)	(14,233)	(152,529)	(80,875)
Ending balance	(1,133,399)	(1,011,934)	(1,133,399)	(1,011,934)

Total shareholders’ equity, ending balance	$570,197	$640,598	$570,197	$640,598
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(152,529)	$(80,875)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation, depletion and amortization	71,058	22,735
Amortization of debt issuance costs, discounts and fees	2,997	1,494
Share-based compensation	1,375	2,753
Share-based payments	—	678
Net unrealized loss on financial instruments not designated as hedges	7,820	13,553
Loss on extinguishment of debt, net	32,295	—
Other	2,147	745
Net changes in working capital (Note 15)	32,129	(26,802)
Net cash used in operating activities	(2,708)	(65,719)

Cash flows from investing activities:
Acquisition and development of natural gas properties	(107,038)	(236,558)
Driftwood Project construction costs	(168,210)	(117,793)
Land purchases and land improvements	—	(19,412)
Investment in unconsolidated entity	—	(6,089)
Note receivable	(18,000)	(5,000)
Capitalized internal use software and other assets	(2,129)	(1,278)
Net cash used in investing activities	(295,377)	(386,130)

Cash flows from financing activities:
Proceeds from common stock issuances	47,662	309,021
Equity issuance costs	(1,442)	(9,281)
Borrowing proceeds	—	501,178
Borrowing issuance costs	—	(11,487)
Borrowing principal repayments	(166,666)	—
Other	(1,073)	(98)
Net cash (used in) provided by financing activities	(121,519)	789,333

Net (decrease) increase in cash, cash equivalents and restricted cash	(419,604)	337,484
Cash, cash equivalents and restricted cash, beginning of period	508,468	307,274
Cash, cash equivalents and restricted cash, end of period	$88,864	$644,758

Supplementary disclosure of cash flow information:
Interest paid, net of capitalized interest	$15,629	$11,152

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

s

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
Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business as well as the Company’s ability to continue as a going concern. As of the date of the Condensed Consolidated Financial Statements, we have historically generated losses and negative cash flows from operations. We have not yet established an ongoing source of revenues that is sufficient to cover our future operating costs and obligations as they become due during the twelve months following the issuance of the Condensed Consolidated Financial Statements. To date, the Company has been meeting its liquidity needs primarily from cash on hand and the combined proceeds generated by debt and equity issuances, upstream operations, and the sale of common stock under its at-the-market equity offering programs. As of September 30, 2023, the Company had approximately $59.3 million in cash and cash equivalents and approximately $23.7 million of accounts receivable, which we expect will not be sufficient to satisfy its obligations, fund its working capital needs and allow it to remain compliant with debt covenants and liquidity thresholds for twelve months after the date the Condensed Consolidated Financial Statements are issued. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources that management expects to be available within the next twelve months but are outside of the Company's direct control.
The Company plans to mitigate these conditions by generating additional proceeds from various other potential financing transactions, such as issuances of equity, equity-linked and debt securities, or similar transactions, managing certain operating and overhead costs, refinancing the Replacement Notes, offering equity interests in the Driftwood Project and, if necessary, exploring opportunities to monetize all or a portion of its upstream natural gas assets (collectively “Management’s Plans”). The Company's ability to effectively implement Management’s Plans, should the Company choose to do so, is subject to numerous risks and uncertainties, including risks associated with market demand for our equity and debt securities, commodity prices and other factors affecting natural gas markets. As of the date of this filing, Management’s Plans have not been implemented to alleviate the conditions which raise substantial doubt. The Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$1,908	$2,174
Deposits	273	172
Restricted cash	4,688	9,375
Derivative asset, net current (Note 8)	—	10,463
Other current assets	6,214	1,171
Total prepaid expenses and other current assets	$13,083	$23,355
Restricted Cash
Restricted cash as of September 30, 2023 and December 31, 2022 represent cash held in escrow under the terms of the purchase and sale agreement for the acquisition of certain natural gas assets in the Haynesville Shale.
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Upstream natural gas assets:
Proved properties	$495,026	$412,977
Wells in progress	66,917	55,374
Accumulated DD&A	(161,004)	(92,423)
Total upstream natural gas assets, net	400,939	375,928
Driftwood Project assets:
Terminal construction in progress	473,496	292,734
Pipeline construction in progress	29,247	—
Land and land improvements	53,664	52,460
Finance lease assets, net of accumulated DD&A	55,827	56,708
Buildings and other assets, net of accumulated DD&A	318	340
Total Driftwood Project assets, net	612,552	402,242
Fixed assets and other:
Finance lease assets, net of accumulated DD&A	71,315	—
Leasehold improvements and other assets	17,910	12,672
Accumulated DD&A	(4,017)	(1,766)
Total fixed assets and other, net	85,208	10,906
Total property, plant and equipment, net	$1,098,699	$789,076
Terminal Construction in Progress
During the nine months ended September 30, 2023, we capitalized approximately $180.8 million of directly identifiable project costs as Driftwood terminal construction in progress.
Pipeline Construction in Progress
On April 21, 2023, the Company received FERC approval for the construction of the Driftwood pipelines. During the second quarter of 2023, pipeline materials and rights of way of approximately $14.6 million were transferred to construction in progress in accordance with our accounting policies. During the nine months ended September 30, 2023, we also capitalized approximately $14.6 million of directly identifiable project costs as Pipeline construction in progress.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 4 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Land lease and purchase options	$31	$300
Permitting costs	—	916
Right of use asset — operating leases	13,628	13,303
Restricted cash	24,897	24,888
Investment in unconsolidated entity	6,089	6,089
Note receivable	24,189	6,595
Pipeline materials and rights of way	—	9,136
Other	2,175	2,089
Total other non-current assets	$71,009	$63,316
Restricted Cash
Restricted cash as of September 30, 2023 and December 31, 2022 represents cash collateralization of a letter of credit associated with a finance lease.
Note Receivable
In February 2023, the Company issued an amended and restated promissory note due June 14, 2031 (the “Note Receivable”) to an unaffiliated entity engaged in the development of infrastructure projects in the energy industry. The outstanding principal balance of the Note Receivable as of September 30, 2023 was approximately $24.2 million. The promissory note bears interest at a rate of 6.00%, which is capitalized into the outstanding principal balance annually.
Pipeline materials and rights of way
Pipeline materials and rights of way were transferred to construction in progress in the second quarter of 2023. See Note 3 Property, Plant and Equipment.
NOTE 5 — RELATED PARTY TRANSACTIONS
Related Party Contractor Service Fees and Expenses
The Company entered into a one-year independent contractor agreement, effective January 1, 2022, with Mr. Martin Houston, the Vice Chairman of the Company’s Board of Directors. Pursuant to the terms and conditions of this agreement, the Company paid Mr. Houston a monthly fee of $50.0 thousand plus approved expenses. In December 2022, the Company amended the independent contractor agreement to expire on the earlier of (i) termination of Mr. Houston and (ii) December 31, 2023, and to increase the monthly fee to $55.0 thousand plus approved expenses. For the three and nine months ended September 30, 2023, the Company paid Mr. Houston $110.0 thousand and $440.0 thousand, respectively, for contractor service fees and expenses. For the three and nine months ended September 30, 2022, the Company paid Mr. Houston $150.0 thousand and $475.0 thousand, respectively, for contractor service fees and expenses. As of September 30, 2023 and 2022, a balance of $55.0 thousand and $0.0, respectively, were owed to Mr. Houston.
NOTE 6 — ACCRUED AND OTHER LIABILITIES
    Accrued and other liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Upstream accrued liabilities	$42,292	$71,977
Payroll and compensation	25,473	37,329
Accrued taxes	1,242	730
Driftwood Project development activities	20,745	4,423
Lease liabilities	4,610	2,875
Accrued interest	4,626	5,793
Embedded derivatives (Note 8)	13,268	—
Other	6,426	6,053
Total accrued and other liabilities	$118,682	$129,180

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 7 — BORROWINGS
The Company’s borrowings consist of the following (in thousands):

	September 30, 2023
	Principal repayment obligation	Unamortized Premium (DFC)	Carrying value
Senior Secured Convertible Notes due 2025	$83,334	$2,779	$86,113
Senior Secured Notes due 2025	250,000	(19,075)	230,925
Senior Unsecured Notes due 2028	57,678	(2,330)	55,348
Total borrowings	$391,012	$(18,626)	$372,386

	December 31, 2022
	Principal repayment obligation	Unamortized DFC	Carrying value
Convertible Notes, current	$166,666	$(3,110)	$163,556
Convertible Notes, non-current	333,334	(6,219)	327,115
Senior Unsecured Notes due 2028	57,678	(2,585)	55,093
Total borrowings	$557,678	$(11,914)	$545,764
Amortization of the borrowings’ premium and DFC is a component of Interest expense, net in the Company’s Condensed Consolidated Statements of Operations. We amortized approximately $1.3 million and $3.0 million during the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, we amortized approximately $0.9 million and $1.5 million, respectively.
Senior Secured Convertible Notes due 2025 (Extinguished)
On June 3, 2022, we issued and sold $500.0 million aggregate principal amount of 6.00% Senior Secured Convertible Notes due May 1, 2025 (the “Extinguished Convertible Notes”). Net proceeds from the Extinguished Convertible Notes were approximately $488.7 million after deducting fees and expenses. The Extinguished Convertible Notes had quarterly interest payments due on February 1, May 1, August 1, and November 1 of each year and on the maturity date. DFC of approximately $11.5 million were capitalized.
Partial Redemption
On March 27, 2023, the holder of the Extinguished Convertible Notes delivered to the Company notice to redeem $166.7 million of the initial principal amount of the Extinguished Convertible Notes at par, plus accrued interest (the “Redemption Amount”). On March 28, 2023, the Company irrevocably deposited the Redemption Amount of approximately $169.1 million in order to satisfy the redemption and retirement of $166.7 million principal amount of the Extinguished Convertible Notes, plus accrued interest. As a result of paying the Redemption Amount prior to the Extinguished Convertible Notes’ contractual maturity, the Company wrote off approximately $2.8 million of prorated unamortized DFC, which was recognized within Loss on extinguishment of debt, net, in its Condensed Consolidated Statements of Operations.
Extinguishment
On August 15, 2023, we issued and sold in a private placement $250.0 million aggregate principal amount of 10% Senior Secured Notes due October 1, 2025 (the “Senior Notes”) and approximately $83.3 million aggregate principal amount of 6% Secured Convertible Notes (the “Secured Convertible Notes”) due October 1, 2025 (collectively the “Replacement Notes”). The issuance of the Replacement Notes to the holder of the Extinguished Convertible Notes resulted in the satisfaction and discharge of the Company’s outstanding principal repayment obligation under the Extinguished Convertible Notes. As a result, the Company recorded a Loss on extinguishment of debt of approximately $29.5 million in its Condensed Consolidated Statements of Operations.
Senior Secured Notes due 2025
The Senior Notes have quarterly interest payments in cash due on the first day of January, April, July, and October of each year, commencing in October 2023. DFC of approximately $20.1 million were capitalized and are being amortized over the term of the Senior Notes using the effective interest rate method. Holders of the Senior Notes may force the Company to redeem the applicable Senior Notes for cash upon (i) a fundamental change or (ii) an event of default. On or after October 1, 2024, the holders of the Senior Notes may redeem up to the entire principal amount of the Senior Notes for a cash purchase price equal to the principal amount of the Senior Notes being redeemed, plus accrued and unpaid interest, if the Company’s

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
liquidity falls below (a) $200.0 million, if the Secured Convertible Notes are not outstanding at such time, or (b) $250.0 million, if any of the Secured Convertible Notes are outstanding at such time. The Company may provide written notice to each holder of the Senior Notes calling all of such holder’s Senior Notes for redemption for a cash purchase price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest (the “Optional Redemption”).
Our borrowing obligations under the Senior Notes are collateralized by a first priority lien on the Company’s equity interests in Tellurian Production Holdings LLC (“Tellurian Production Holdings”), a wholly owned subsidiary of Tellurian Inc. Tellurian Production Holdings owns all of the Company’s upstream natural gas assets described in Note 3, Property, Plant and Equipment. The Senior Notes contain financial and non-financial covenants, including a minimum cash covenant of $50.0 million. As of September 30, 2023, we remained in compliance with all covenants under the Senior Notes.
As of September 30, 2023, the estimated fair value of the Senior Notes was approximately $231.2 million. The Level 3 fair value was estimated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and inputs that are not observable in the market.
Senior Secured Convertible Notes due 2025
The Secured Convertible Notes have quarterly interest payments in cash due on the first day of January, April, July, and October of each year, commencing in October 2023. The holders of the Secured Convertible Notes have the right to convert the notes into shares of our common stock at an initial conversion rate of 512.8205 shares per $1,000 principal amount of notes (equivalent to a conversion price of approximately $1.95 per share of common stock) (the “Conversion Price”), subject to adjustment in certain circumstances. The Company will force the holders of the Secured Convertible Notes to convert all of the notes if the trading price of our common stock closes above 300% of the Conversion Price for 20 consecutive trading days and certain other equity conditions are satisfied. Holders of the Secured Convertible Notes may force the Company to redeem the applicable Notes for cash upon (i) a fundamental change or (ii) an event of default. On or after October 1, 2024, the holders of the Secured Convertible Notes may redeem up to the entire principal amount of the notes for a cash purchase price equal to the principal amount of the notes being redeemed, plus accrued and unpaid interest, if the Company’s liquidity falls below (a) $75.0 million, if the Senior Notes are not outstanding at such time, or (b) $250.0 million, if any of the Senior Notes are outstanding at such time.
Our borrowing obligations under the Secured Convertible Notes are collateralized by a first priority lien on the Company’s equity interests in Tellurian Production Holdings and mortgages of the material real property oil and gas assets of Tellurian Production Holdings LLC and its subsidiaries (together, the “Collateral”). Tellurian Production Holdings owns all of the Company’s upstream natural gas assets described in Note 3, Property, Plant and Equipment. The Collateral will be removed as a secured obligation under the Secured Convertible Notes if the Senior Notes are no longer outstanding. The Secured Convertible Notes contain financial and non-financial covenants, including a minimum cash covenant of $50.0 million. As of September 30, 2023, we remained in compliance with all covenants under the Secured Convertible Notes.
As of September 30, 2023, the estimated fair value of the Secured Convertible Notes was approximately $82.1 million. The Level 3 fair value was estimated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and inputs that are not observable in the market.
Replacement Notes Embedded Derivatives
As part of the issuance of the Replacement Notes, the Company agreed to issue an aggregate total of 25.7 million shares of its common stock (the “Share Coupon”) to the holders of the Replacement Notes. The Share Coupon is payable quarterly on the first day of January, April, July, and October of each year, commencing on or before October 2023. To the extent that the average daily volume-weighted average price of the common stock of the Company during each quarter is less than $1.35, the Company will pay a cash amount equal to that difference multiplied by the number of shares issuable for that quarter (the “Cash Shortfall Payments”). Upon any retirement, redemption, or conversion of the Replacement Notes, the Company will issue any and all unpaid Share Coupon plus Cash Shortfall Payments, as applicable (the “Make Whole”).
The Company evaluated the potential embedded features within the Replacement Notes host contracts and determined that the Share Coupon, the Cash Shortfall Payments and the Make Whole embedded features required bifurcation as a single unit of account from the Replacement Notes and accounted for them separately at fair value. See Note 8, Financial Instruments, for more information on the fair value measurement of the Replacement Notes embedded derivatives.
Senior Unsecured Notes due 2028
On November 10, 2021, we sold in a registered public offering $50.0 million aggregate principal amount of 8.25% Senior Unsecured Notes due November 30, 2028 (the “Senior Unsecured Notes”). Net proceeds from the Senior Unsecured Notes were approximately $47.5 million after deducting fees. The underwriter was granted an option to purchase up to an additional $7.5 million of the Senior Unsecured Notes within 30 days. On December 7, 2021, the underwriter exercised the option and purchased an additional $6.5 million of the Senior Unsecured Notes resulting in net proceeds of approximately

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
$6.2 million after deducting fees. The Senior Unsecured Notes have quarterly interest payments due on January 31, April 30, July 31, and October 31 of each year and on the maturity date. As of September 30, 2023, the Company was in compliance with all covenants under the indenture governing the Senior Unsecured Notes. The Senior Unsecured Notes are listed and trade on the NYSE American under the symbol “TELZ,” and are classified as Level 1 within the fair value hierarchy. As of September 30, 2023, the closing market price was $16.60 per Senior Unsecured Note.
At-the-Market Debt Offering Program
On December 17, 2021, we entered into an at-the-market debt offering program under which the Company may offer and sell, from time to time on the NYSE American, up to an aggregate principal amount of $200.0 million of additional Senior Unsecured Notes. During the nine months ended September 30, 2022, we sold approximately $1.2 million aggregate principal amount of additional Senior Unsecured Notes for total proceeds of approximately $1.1 million after fees and commissions under our at-the-market debt offering program. On December 30, 2022, we terminated the at-the-market debt offering program.
NOTE 8 — FINANCIAL INSTRUMENTS
Natural Gas Financial Instruments
The primary purpose of our commodity risk management activities is to hedge our exposure to cash flow variability from commodity price risk due to fluctuations in commodity prices. The Company may use natural gas financial futures and option contracts to economically hedge the commodity price risks associated with a portion of our expected natural gas production. As of September 30, 2023, there were no open natural gas financial instrument positions.
LNG Financial Futures
During the year ended December 31, 2021, we entered into LNG financial futures contracts to reduce our exposure to commodity price fluctuations and to achieve more predictable cash flows relative to two LNG cargos that we were committed to purchase from and sell to unrelated third-party LNG merchants in the normal course of business in January and April 2022. As of September 30, 2023, there were no open LNG financial instrument positions.
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
Embedded Derivatives
We evaluate embedded features within a host contract to determine whether they are embedded derivatives that should be bifurcated and carried separately at fair value. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recorded at fair value with subsequent changes in fair value recorded in Other income (expense), net in the Company’s Condensed Consolidated Statement of Operations. As described in Note 7, Borrowings, we determined that the Replacement Notes contained embedded features which required bifurcation from the host contracts.
The following table presents the classification of the Company’s financial instruments that are required to be measured at fair value on a recurring basis on the Company’s Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2023	December 31, 2022
Current assets:
Natural gas financial instruments	$—	$10,463
LNG financial futures	—	—
Current liabilities:
Contingent Consideration	—	118
Embedded derivatives	13,268	—
Long-term liabilities:
Embedded derivatives	22,496	—
The Company’s natural gas financial instruments are valued using quoted prices in active exchange markets as of the balance sheet date and are classified as a Level 1 fair value measurement. The fair value of the Company’s embedded derivatives as of September 30, 2023 was estimated using a Black-Scholes valuation model which is considered to be a Level 3 fair value measurement.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the effect of the Company’s financial instruments on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Natural gas financial instruments:
Realized (loss) gain	$—	$(12,547)	$23,310	$(23,798)
Unrealized loss	—	(390)	(10,463)	(8,701)
LNG financial futures:
Realized gain	—	—	—	3,532
Unrealized loss	—	—	—	5,161
Contingent Consideration:
Realized gain	—	—	118	—
Unrealized gain	—	309	—	309
Embedded Derivatives
Unrealized gain	2,526	—	2,526	—
The following table summarizes changes in the Company’s Embedded Derivatives (in thousands):

Nine Months Ended September 30, 2023
Balance at January 1, 2023	$—
Issued	40,878
Settled	(2,588)
Unrealized gain for the period included in earnings	(2,526)
Balance at September 30, 2023	$35,764
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Trade Finance Credit Line
On July 19, 2021, we entered into an uncommitted trade finance credit line for up to $30.0 million that is intended to finance the purchase of LNG cargos for ultimate resale in the normal course of business. On December 7, 2021, the uncommitted trade finance credit line was amended and increased to $150.0 million. As of September 30, 2023, no amounts were drawn under this credit line.
Minimum Volume Commitments
The Company is subject to gas gathering commitments with unrelated companies which provide dedicated gathering capacity for a portion of the Upstream segment’s Haynesville Shale future natural gas production. The gas gathering agreements may require us to make deficiency payments to the extent the Company does not meet the minimum volume commitments per the terms of each contract. The estimated minimum volume deficiency liability as of September 30, 2023 is approximately $1.9 million.
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
On December 30, 2022, we entered into a new at-the-market equity offering program pursuant to which the Company may sell shares of its common stock from time to time on the NYSE American for aggregate sales proceeds of up to $500.0 million. During the nine months ended September 30, 2023, we issued 36.3 million shares of our common stock under our at-the-market equity offering program for net proceeds of approximately $46.2 million. See Note 17, Subsequent Events, for further information.

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
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into either cash, stock, or a combination thereof. As of September 30, 2023, there was no Restricted Stock that would be required to be settled in cash.
As of September 30, 2023, we had approximately 26.2 million shares of primarily performance-based Restricted Stock outstanding, of which approximately 14.9 million shares will vest entirely at FID, as defined in the award agreements, and approximately 10.8 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of primarily performance-based Restricted Stock, totaling approximately 0.5 million shares, will vest based on other criteria. As of September 30, 2023, no expense had been recognized in connection with performance-based Restricted Stock.
As of September 30, 2023, unrecognized compensation expenses, based on the grant date fair value, for all share-based awards totaled approximately $172.6 million. Further, approximately 26.2 million shares of primarily performance-based Restricted Stock, as well as approximately 10.9 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
The Company recognized share-based compensation expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based compensation expense	$196	$1,034	$1,375	$2,753
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
Long-term incentive awards
Long-term incentive (“LTI”) awards under the ICP were granted in January 2022 in the form of “tracking units,” at the discretion of the Compensation Committee of the Company’s Board of Directors (the “2021 LTI Awards”). Each such tracking unit has a value equal to one share of Tellurian common stock and entitles the grantee to receive, upon vesting, a cash payment equal to the closing price of our common stock on the trading day prior to the vesting date. These tracking units will vest in three equal tranches at the grant date and the first and second anniversaries of the grant date. Non-vested 2021 LTI Awards as of September 30, 2023 and awards granted during the period were as follows:

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	Number of Tracking Units (in thousands)	Price per Tracking Unit
Balance at January 1, 2023	12,719	$1.68
Granted	—	—
Vested	(6,359)	2.13
Forfeited	(368)	1.50
Unvested balance at September 30, 2023	5,992	$1.16
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
Non-vested 2022 LTI Awards as of September 30, 2023 and awards granted during the period were as follows:

	Number of Tracking Units (in thousands)	Price per Tracking Unit
Balance at January 1, 2023	—	—
Granted	14,802	$2.10
Vested	(4,934)	1.63
Forfeited	(574)	1.48
Unvested balance at September 30, 2023	9,294	$1.16

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
The Company recognized compensation expense related to the second and third tranches of the 2021 LTI Awards and the 2022 LTI Awards as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
2022 LTI Awards	$1,085	$—	$6,064	$—
2021 LTI Awards	(298)	2,832	740	17,112
NOTE 13 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2023 and December 31, 2022. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three and nine months ended September 30, 2023.
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
The following table shows the classification and location of our right-of-use assets and lease liabilities on our Condensed Consolidated Balance Sheets (in thousands):

Leases	Condensed Consolidated Balance Sheets Classification	September 30, 2023	December 31, 2022
Right of use asset
Operating	Other non-current assets	$13,628	$13,303
Finance	Property, plant and equipment, net	127,143	56,708
Total leased assets		$140,771	$70,011
Liabilities
Current
Operating	Accrued and other liabilities	$3,751	$2,734
Finance	Accrued and other liabilities	858	140
Non-current
Operating	Other non-current liabilities	11,729	12,148
Finance	Finance lease liabilities	121,675	49,963
Total leased liabilities		$138,013	$64,985
Lease costs recognized in our Condensed Consolidated Statements of Operations is summarized as follows (in thousands):

	Nine Months Ended September 30,
Lease costs	2023	2022
Operating lease cost	$2,860	$2,247
Finance lease cost
Amortization of lease assets	2,545	881
Interest on lease liabilities	6,788	2,983
Finance lease cost	9,333	3,864
Total lease cost	$12,193	$6,111

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is as follows:

September 30, 2023
Lease term and discount rate
Weighted average remaining lease term (years)
Operating lease	3.8
Finance lease	36.3
Weighted average discount rate
Operating lease	6.3%
Finance lease	8.7%
The following table includes other quantitative information for our operating and finance leases (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,628	$2,545
Operating cash flows from finance leases	5,716	2,868
Financing cash flows from finance leases	344	1

The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of September 30, 2023 (in thousands):

	Operating	Finance
2023	$1,144	$2,623
2024	4,655	10,491
2025	4,710	10,491
2026	4,745	10,491
2027	1,947	10,491
After 2027	275	332,826
Total lease payments	$17,476	$377,413
Less: discount	1,996	254,880
Present value of lease liability	$15,480	$122,533
NOTE 15 — ADDITIONAL CASH FLOW INFORMATION
The following table provides information regarding the net changes in working capital (in thousands):

	Nine Months Ended September 30,
	2023	2022
Accounts receivable	$53,032	$(53,339)
Prepaid expenses and other current assets [1]	(6,382)	(11,326)
Accounts payable	15,479	14,555
Accounts payable due to related parties	55	—
Accrued liabilities [1]	(30,055)	22,477
Other, net	—	831
Net changes in working capital	$32,129	$(26,802)
1 Excludes changes in the Company’s derivative assets and liabilities.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2023	2022
Non-cash accruals of property, plant and equipment and other non-current assets	$22,380	$47,663
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$59,279	$607,498
Current restricted cash	4,688	12,375
Non-current restricted cash	24,897	24,885
Total cash, cash equivalents and restricted cash per the statements of cash flows	$88,864	$644,758
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

Three Months Ended September 30, 2023	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$4,215	$—	$39,035	$—	$43,250
Intersegment revenues (purchases) (2) (3)	39,035	(2,297)	(35,584)	(1,154)	—
Segment operating loss (4)	(12,553)	(12,497)	(2,471)	(6,862)	(34,383)
Interest income (expense), net	366	(252)	2	(4,108)	(3,992)
Loss on extinguishment of debt, net	—	—	—	(29,473)	(29,473)
Other (expense) income, net	—	—	(9)	2,440	2,431
Consolidated loss before tax					$(65,417)

Three Months Ended September 30, 2022	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$14,205	$—	$66,898	$—	$81,103
Intersegment revenues (purchases) (2) (3)	66,900	(578)	(68,217)	1,895	—
Segment operating profit (loss) (4)	40,071	(19,297)	(11,042)	(4,303)	5,429
Interest expense, net	—	(994)	—	(5,950)	(6,944)
Other income (expense), net	309	—	(12,937)	(90)	(12,718)
Consolidated loss before tax					$(14,233)

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2023	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$13,849	$—	$112,323	$—	$126,172
Intersegment revenues (purchases) (2) (3)	112,323	(5,417)	(101,564)	(5,342)	—
Segment operating loss (4)	(44,238)	(46,493)	(8,145)	(25,402)	(124,278)
Interest income (expense), net	943	(755)	6	(12,378)	(12,184)
Loss on extinguishment of debt, net	—	—	—	(32,295)	(32,295)
Other income (expense), net	1,193	—	12,808	2,227	16,228
Consolidated loss before tax					$(152,529)

Nine Months Ended September 30, 2022	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$15,620	$—	$273,773	$—	$289,393
Intersegment revenues (purchases) (2) (3)	152,824	(808)	(141,385)	(10,631)	—
Segment operating profit (loss) (4)	83,170	(57,098)	(25,093)	(30,098)	(29,119)
Interest expense, net	—	(2,984)	(455)	(10,351)	(13,790)
Other income (expense), net	309	—	(38,695)	420	(37,966)
Consolidated loss before tax					$(80,875)

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

(4) Operating profit (loss) is defined as operating revenues less operating costs and allocated corporate costs.

	Nine Months Ended September 30,
Capital expenditures	2023	2022
Upstream	$106,378	$236,558
Midstream	168,210	137,205
Marketing & Trading	490	—
Total capital expenditures for reportable segments	275,078	373,763
Corporate capital expenditures	2,300	1,278
Consolidated capital expenditures	$277,378	$375,041
NOTE 17 — SUBSEQUENT EVENTS
At-the-Market Program
Subsequent to September 30, 2023, and through the date of this filing, we issued approximately 33.5 million shares of our common stock under our at-the-market equity offering program for net proceeds of approximately $25.7 million. As of the date of this filing, we have availability to raise aggregate gross sales proceeds of approximately $425.8 million under this at-the-market equity offering program.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Recent Accounting Standards
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing and plans to operate a portfolio of natural gas, LNG marketing, and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”), related pipelines and upstream natural gas assets (collectively referred to as the “Business”). The Driftwood terminal and related pipelines are collectively referred to as the “Driftwood Project.” As of September 30, 2023, our upstream natural gas assets consisted of 31,149 net acres and interests in 159 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
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
Overview of Significant Events
Debt Refinancing
On August 15, 2023, we issued and sold $250.0 million aggregate principal amount of 10% Senior Secured Notes due October 1, 2025 (the “Senior Notes”) and approximately $83.3 million aggregate principal amount of 6% Secured Convertible Notes (the “Secured Convertible Notes”) due October 1, 2025 (collectively the “Replacement Notes”). The issuance of the Replacement Notes resulted in the satisfaction and discharge of the Company’s outstanding principal repayment obligation under the Extinguished Convertible Notes.
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand and the combined proceeds generated by debt and equity issuances, upstream operations and the sale of common stock under our at-the-market equity offering program. We currently maintain an at-the-market equity offering program pursuant to which we may sell our common stock from time to time. As of the date of this filing, we have availability to raise aggregate gross sales proceeds of approximately $425.8 million under this at-the-market equity offering program.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
As of September 30, 2023, we had total borrowing obligations of approximately $391.0 million. Certain of our borrowing obligations require us to maintain a minimum cash covenant of $50.0 million. We also had contractual obligations associated with our finance and operating leases totaling approximately $394.9 million, of which approximately $15.1 million is scheduled to be paid within the next twelve months. The partial redemption of the Extinguished Convertible Notes, continued expenses associated with the construction of the Driftwood Project, the development of natural gas properties and declines in natural gas prices have significantly reduced our cash on hand. Our current capital resources consist of approximately $59.3 million of cash and cash equivalents and approximately $23.7 million of accounts receivable, which we project will not be sufficient to satisfy our obligations, fund our working capital needs and allow us to remain compliant with debt covenants and liquidity thresholds for twelve months after the date the Condensed Consolidated Financial Statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.
We plan to mitigate these conditions by generating additional proceeds from various other potential financing transactions, such as issuances of equity, equity-linked and debt securities, or similar transactions, managing certain operating and overhead costs, refinancing the Replacement Notes, offering equity interests in the Driftwood Project and, if necessary, exploring opportunities to monetize all or a portion of our upstream natural gas assets (collectively “Management’s Plans”). The Company's ability to effectively implement Management’s Plans, should the Company choose to do so, is subject to numerous risks and uncertainties, including risks associated with market demand for our equity and debt securities, commodity prices and other factors affecting natural gas markets. As of the date of this filing, Management’s Plans have not been implemented to alleviate the conditions which raise substantial doubt.
We remain focused on the financing and construction of the Driftwood Project while managing our marketing & trading operations and upstream assets.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(2,708)	$(65,719)
Cash used in investing activities	(295,377)	(386,130)
Cash (used in) provided by financing activities	(121,519)	789,333

Net (decrease) increase in cash, cash equivalents and restricted cash	(419,604)	337,484
Cash, cash equivalents and restricted cash, beginning of the period	508,468	307,274
Cash, cash equivalents and restricted cash, end of the period	$88,864	$644,758

Net working capital	$(59,976)	$371,009
Cash used in operating activities for the nine months ended September 30, 2023 decreased by approximately $63.0 million compared to the same period in 2022 primarily due to net changes in the Company’s working capital from December 31, 2022. For further information regarding the net changes in the Company’s working capital, see Note 15, Additional Cash Flow Information, of our Notes to the Condensed Consolidated Financial Statements.
Cash used in investing activities for the nine months ended September 30, 2023 decreased by approximately $90.8 million compared to the same period in 2022. This decrease was primarily due to decreased acquisition and development of natural gas properties of approximately $107.0 million in the current period, as compared to approximately $236.6 million in the prior period. The decrease was partially offset by the funding of Driftwood Project construction activities of approximately $168.2 million in the current period, as compared to approximately $117.8 million of funding of Driftwood Project construction activities and land purchases and land improvements of approximately $19.4 million in the prior period.
Cash (used in) provided by financing activities for the nine months ended September 30, 2023 decreased by approximately $910.9 million compared to the same period in 2022. This decrease is primarily due to approximately $166.7 million in borrowing principal repayments in the current period as compared to $489.7 million in net proceeds from borrowing issuances in the prior period. The decrease is also due to approximately $46.2 million in net proceeds from equity issuances as compared to approximately $299.7 million in the prior period. See Note 7, Borrowings and Note 10, Stockholders’ Equity, of our Notes to the Condensed Consolidated Financial Statements for additional information about our financing activities.

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
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Natural gas sales	$43,250	$81,103	$126,172	$168,442
LNG sales	—	—	—	120,951
Total revenue	43,250	81,103	126,172	289,393
Operating expenses	21,754	8,428	60,047	18,536
LNG cost of sales	—	—	—	131,663
Development expenses	10,042	12,891	33,629	48,244
Depreciation, depletion and amortization	23,661	12,860	71,058	22,735
General and administrative expenses	22,176	41,495	85,716	97,334
(Loss) income from operations	(34,383)	5,429	(124,278)	(29,119)
Interest expense, net	(3,992)	(6,944)	(12,184)	(13,790)
Loss on extinguishment of debt, net	(29,473)	—	(32,295)	—
Other income (expense), net	2,431	(12,718)	16,228	(37,966)
Income tax	—	—	—	—
Net loss	$(65,417)	$(14,233)	$(152,529)	$(80,875)
The most significant changes affecting our results of operations for the three months ended September 30, 2023, compared to the same period in 2022, on a consolidated basis and by segment, are the following:
Upstream
•Decrease of approximately $37.9 million in Natural gas sales as a result of decreased realized natural gas prices partially offset by increased production volumes attributable to the acquisition of natural gas properties in 2022 and newly drilled and completed wells during 2023 and 2022.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
•Increase of approximately $13.3 million in Operating expenses as a result of increased production volumes and approximately $3.2 million of natural gas drilling rig standby costs incurred during the current period.
•Increase of approximately $10.8 million in DD&A due to the acquisition of natural gas properties in 2022, increased capital expenditures during 2022 and 2023 and increased natural gas production volumes during the current period.
Consolidated
•Decrease of approximately $19.3 million in General and administrative expenses primarily attributable to decreased compensation expenses in the current period and the accrual of a $9.0 million donation to a university for global energy research in the prior period.
•Increase of approximately $15.1 million in Other income (expense), net primarily attributable to approximately $2.5 million of unrealized gains on embedded derivative liabilities in the current period as compared to $12.5 million of realized loss on natural gas financial instruments in the prior period.
•Increase of approximately $29.5 million in Loss on extinguishment of debt, net due to the extinguishment of the Company’s Extinguished Convertible Notes and issuance of the Replacement Notes.
Primarily as a result of the foregoing, our consolidated Net loss was approximately $65.4 million for the three months ended September 30, 2023, compared to a Net loss of approximately $14.2 million during the same period in 2022.

The most significant changes affecting our results of operations for the nine months ended September 30, 2023 compared to the same period in 2022, on a consolidated basis and by segment, are the following:
Upstream
•Decrease of approximately $42.3 million in Natural gas sales as a result of decreased realized natural gas prices partially offset by increased production volumes attributable to the acquisition of natural gas properties in 2022 and newly drilled and completed wells during 2023 and 2022.
•Increase of approximately $41.5 million in Operating expenses primarily as a result of increased natural gas production volumes and approximately $6.9 million of natural gas drilling rig standby costs incurred during the current period.
•Increase of approximately $48.3 million in DD&A primarily attributable to a higher asset net book value utilized in the calculation of DD&A due to the acquisition of natural gas properties in 2022, increased capital expenditures during 2022 and 2023 and increased natural gas production volumes during the current period.
Marketing & Trading
•Decrease of approximately $121.0 million and approximately $131.7 million in LNG sales and LNG cost of sales, respectively, as a result of the absence of an LNG cargo that was sold during the first quarter of 2022.
Midstream
•Decrease of approximately $14.6 million in Development expenses primarily attributable to the capitalization of directly identifiable Driftwood Project costs as construction in progress during the current period, which were expensed in the prior period and $6.2 million in the cost of land and roads donated for public use in the state of Louisiana in the prior period.
Consolidated
•Decrease of approximately $11.6 million in General and administrative expenses primarily attributable to decreased compensation expenses in the current period and the accrual of a $9.0 million donation to a university for global energy research in the prior period.
•Increase of approximately $32.3 million in Loss on extinguishment of debt, net due primarily to the extinguishment of the Company’s Extinguished Convertible Notes and issuance of the Replacement Notes, which resulted in a loss of approximately $29.5 million in the current period.
•Increase of approximately $54.2 million in Other income (expense), net primarily attributable to approximately $23.3 million of realized gains on the settlement of natural gas financial instruments and $10.5 million of unrealized loss on natural gas financial instruments due to changes in the fair value of the Company’s derivative instruments during the current period as compared to $23.8 million of realized loss and $8.7 million of unrealized loss on natural gas financial instruments in the prior period.
As a result of the foregoing, our consolidated Net loss was approximately $152.5 million for the nine months ended September 30, 2023, compared to a Net loss of approximately $80.9 million during the same period in 2022.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Recent Accounting Standards
We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.
Critical Accounting Estimates
There were no changes made by management to the critical accounting policies in the three months ended September 30, 2023. Please refer to the Summary of Critical Accounting Estimates section within Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates and accounting policies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2023, there were no open natural gas financial instrument positions. Accordingly, we do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our Business. Refer to Note 8, Financial Instruments, of the Condensed Consolidated Financial Statements included in this Quarterly Report for additional details about our financial instruments.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023, other than as follows:
There is substantial doubt about our ability to continue as a going concern.
To date, we have been meeting our liquidity needs primarily from cash on hand and the combined proceeds generated by debt and equity issuances, upstream operations, and the sale of common stock under our at-the-market equity offering programs. As of September 30, 2023, we had approximately $59.3 million in cash and cash equivalents, which we expect will not be sufficient to satisfy our obligations and fund our working capital needs for the next twelve months. The Replacement Notes contain financial and non-financial covenants, including a minimum cash covenant of $50.0 million. We estimate that our cash and cash equivalents balance was approximately $83.0 million as of October 31, 2023. Notwithstanding October’s estimated higher cash balance over the prior month, there is substantial doubt about our ability to continue as a going concern.
We continue to evaluate ways to generate additional proceeds from potential financing transactions, including but not limited to issuances of equity, equity-linked and debt securities or similar transactions, managing certain operating and overhead costs, refinancing the Replacement Notes, offering equity interests in the Driftwood Project and, if necessary, exploring opportunities to monetize all or a portion of our Upstream natural gas assets (“Management’s Plans”), to fund our obligations and working capital needs. Our ability to implement Management’s Plans, if we elect to do so, is subject to numerous risks and uncertainties, including risks associated with market demand for our equity and debt securities, commodity prices and other factors affecting natural gas markets. As such, there can be no assurance that we will be able to implement Management’s Plans or otherwise obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None that occurred during the three months ended September 30, 2023, that was not previously included in a Current Report on Form 8-K of the Company.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended September 30, 2023.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of June 3, 2022, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 3, 2022)

4.2
Fifth Supplemental Indenture, dated as of July 14, 2023, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on July 17, 2023)

4.3
Sixth Supplemental Indenture, dated as of July 28, 2023, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on July 31, 2023)

4.4
Seventh Supplemental Indenture, dated as of August 6, 2023, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on August 7, 2023)

4.5
Eighth Supplemental Indenture, dated as of August 15, 2023, by and among Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 10.00% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 15, 2023)

4.6
Ninth Supplemental Indenture, dated as of August 15, 2023, by and among Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2023)

4.7	Form of 10.00% Senior Secured Note due 2025 (included as Exhibit A to Exhibit 4.5)
4.8	Form of 6.00% Senior Secured Convertible Note due 2025 (included as Exhibit A to Exhibit 4.6)
10.1*	Commitment Letter, dated as of July 18, 2023, by and between Tellurian Inc. and Blue Owl Real Estate Fund VI OP LP
10.2‡
Securities Purchase Agreement, dated as of August 8, 2023, by and between Tellurian Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)

10.3
Redemption Letter Agreement, dated as of August 8, 2023, by and among Tellurian Inc. and the other parties named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)

10.4*	Form of Warrant to Purchase Common Stock
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	November 2, 2023	By:	/s/ Simon G. Oxley
Simon G. Oxley
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

	November 2, 2023	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.