Form 10-K
period 2023-12-31
TELLURIAN INC. /DE/
filed 2024-02-23
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $767,326 thousand, based on the per share closing sale price of $1.41 on that date. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.
782,393,431 shares of common stock were issued and outstanding as of February 8, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement related to the 2024 annual meeting of stockholders, to be filed within 120 days after December 31, 2023, are incorporated by reference in Part III of this annual report on Form 10-K.

Tellurian Inc.
For the Fiscal Year Ended December 31, 2023

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
•the sale process of our upstream assets;
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

•development risks, operational hazards and regulatory approvals and the ability to maintain such approvals;
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

PART I
ITEM 1 AND 2. OUR BUSINESS AND PROPERTIES
Overview
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing and plans to own and operate a portfolio of LNG marketing and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and related pipelines. The Driftwood terminal and related pipelines are collectively referred to as the “Driftwood Project.” We also own upstream natural gas assets; on February 6, 2024, we announced that we are exploring a sale of those assets. We refer to the Driftwood Project and our upstream assets as the “Business.” As of December 31, 2023, our upstream natural gas assets consist of 30,034 net acres and interests in 161 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, which includes increasing our asset base, we will consider various commercial arrangements with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties. We remain focused on the financing and construction of the Driftwood Project.
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
Overview of Significant Events
Driftwood Project Activities
During 2023, we took significant steps to advance construction of the Driftwood terminal making progress on pilings and concrete foundations. We also secured the FERC certificate for certain pipelines and continued to advance the fabrication of long-lead items.
Debt Reductions
During the first quarter of 2023, we repaid a total of approximately $166.7 million in principal balance of our borrowing obligations.
Debt Refinancing
On August 15, 2023, we issued and sold $250.0 million aggregate principal amount of 10% Senior Secured Notes due October 1, 2025 (the “Senior Notes”) and approximately $83.3 million aggregate principal amount of 6% Secured Convertible Notes (the “Convertible Notes”) due October 1, 2025 (collectively the “Replacement Notes”). The issuance of the Replacement Notes resulted in the satisfaction and discharge of the Company’s outstanding principal repayment obligation under the $500.0 million aggregate principal amount of 6.00% Senior Secured Convertible Notes (the “Extinguished Convertible Notes”).
Upstream Natural Gas Drilling Activities
During the year ended December 31, 2023, we put in production five operated Haynesville wells and participated in nine non-operated Haynesville wells that were put in production.

Natural Gas Properties
Reserves
Our natural gas assets consist of 30,034 net acres and interests in 161 producing wells located in the Haynesville Shale trend of north Louisiana. For the year ended December 31, 2023, our average net production was approximately 198.6 MMcf/d. All of our proved reserves were associated with those properties as of December 31, 2023. Proved reserves are the estimated quantities of natural gas and condensate which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., costs as of the date the estimate is made). Proved reserves are categorized as either developed or undeveloped.
Our reserves as of December 31, 2023 were estimated by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm, and are set forth in the following table. Per SEC rules, NSAI based its estimates on the 12-month unweighted arithmetic average of the first-day-of-the-month price of natural gas for each month from January through December 2023. Prices include consideration of changes in existing prices provided for under contractual arrangements, but not on escalations or reductions based upon future conditions. The price used for the reserve estimates as of December 31, 2023 was $2.64 per MMBtu of natural gas, adjusted for energy content, transportation fees and market differentials.
The following table shows our proved reserves as of December 31, 2023:

Natural Gas (MMcf)
Proved reserves (as of December 31, 2023):
Developed	178,036
Undeveloped	—
Total proved reserves	178,036
As of December 31, 2023, the standardized measure of discounted future net cash flow from our proved reserves (the “standardized measure”) was approximately $125.4 million.
During the year ended December 31, 2023, the Company spent approximately $45.4 million on the conversion of our proved undeveloped reserves to proved developed reserves. The Company converted approximately 41 Bcfe of proved undeveloped to proved developed reserves, which represents a conversion rate of approximately 18%.
Refer to Supplemental Disclosures About Natural Gas Producing Activities, starting on page 71, for additional details.
Controls Over Reserve Report Preparation, Technical Qualifications and Technologies Used
Our December 31, 2023 reserve report was prepared by NSAI in accordance with guidelines established by the SEC. Reserve definitions comply with the definitions provided by Regulation S‑X of the SEC. NSAI prepared the reserve report based upon a review of property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, geoscience and engineering data, and other information we provided to them. This information was reviewed by knowledgeable members of our Company for accuracy and completeness prior to submission to NSAI. A letter that identifies the professional qualifications of the individual at NSAI who was responsible for overseeing the preparation of our reserve estimates as of December 31, 2023, has been filed as an addendum to Exhibit 99.1 to this report and is incorporated by reference herein.
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
Production
For the years ended December 31, 2023, 2022 and 2021, we produced 72,477 MMcf, 47,322 MMcf and 14,302 MMcf of natural gas at an average sales price of $2.25, $5.78 and $3.52 per Mcf, respectively. Natural gas production and operating costs for the periods ended December 31, 2023, 2022 and 2021 were $0.44, $0.37 and $0.48 per Mcfe, respectively.

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

	For the Year Ended December 31,
	2023	2022	2021
Development wells:
Productive	3.7	13.5	6.9
Dry	—	—	—
We had no exploratory wells drilled during any of the periods presented.
Wells
As of December 31, 2023, we owned working interests in 128 gross (49.3 net) productive natural gas wells. As of December 31, 2023, there were 10 gross (6.4 net) in process wells.
Acreage
We have 9,003 gross (7,950 net) developed leasehold acres that are held by production. Additionally, we hold 23,090 gross (22,084 net) undeveloped leasehold acres. Of the total gross and net undeveloped acreage, 18,208 gross (17,688 net) acres are not held by production, of which 2,822 gross and net acres are set to expire in 2024 unless production is established within the spacing units covering the acreage prior to the expiration dates or unless such leasehold rights are extended or renewed.
Volume Commitments
The Company is subject to gas gathering commitments with unrelated companies which provide dedicated gathering capacity for a portion of the Upstream segment’s Haynesville Shale future natural gas production. The gas gathering agreements may require us to make deficiency payments to the extent the Company does not meet the minimum volume commitments per the terms of each contract. We expect the minimum volume commitments to total approximately 62.4 MMBtu for 2024, 49.2 MMBtu for 2025, 28.6 MMBtu for 2026 and 9.5 MMBtu for 2027. The Company expects to fulfill this commitment primarily with existing reserves. The Company will monitor current production, anticipated future production, and future development plans to meet its future commitments. See Note 10, Commitments and Contingencies, for further information.

Gathering, Processing and Transportation
As part of our acquisitions of natural gas properties, we also acquired certain gathering systems that deliver the natural gas we produce into third-party gathering systems. We believe that these systems and other available midstream facilities and services in the Haynesville Shale trend are adequate for our current operations and near-term growth.

Government Regulations
Our operations are and will be subject to extensive federal, state and local statutes, rules, regulations, and laws that include, but are not limited to, the NGA, the Energy Policy Act of 2005 (“EPAct 2005”), the Oil Pollution Act, the National Environmental Policy Act (“NEPA”), the Clean Air Act (the “CAA”), the Clean Water Act (the “CWA”), the Resource Conservation and Recovery Act (“RCRA”), the Natural Gas Pipeline Safety Act of 1968, as amended and including the latest Pipeline Safety Improvement Act of 2002 (the “PSIA”), and the Coastal Zone Management Act (the “CZMA”), as amended from time to time. These statutes cover areas related to the authorization, construction and operation of LNG facilities, natural gas pipelines and natural gas producing properties, including discharges and releases to the air, land and water, and the handling, generation, storage and disposal of hazardous materials and solid and hazardous wastes. These laws are administered and enforced by governmental agencies including but not limited to FERC, the U.S. Environmental Protection Agency (the “EPA”), DOE/FECM, the U.S. Department of Transportation (“DOT”), the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the Louisiana Department of Environmental Quality and the Louisiana Department of Natural Resources. Additionally, numerous other governmental and regulatory permits and approvals have been and will be required to build and operate our Business, including, with respect to the construction and operation of the Driftwood Project, consultations and approvals by the Advisory Council on Historic Preservation, the USACE, the U.S. Department of Commerce, the National Marine Fisheries Service, the U.S. Department of the Interior, the U.S. Fish and Wildlife Service, and the U.S. Department of Homeland Security. In addition, throughout the life of the Driftwood Project, we will be subject to regular reporting requirements to FERC, PHMSA and other federal and state regulatory agencies regarding the operation and maintenance of our facilities.
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

We have received regulatory permits and approvals in connection with the Driftwood Project including the following:

Agency	Permit / Consultation	Approval Date (Anticipated)
FERC	NGA Section 3 and Section 7 Approval NGA Section 7 Related Pipeline Approval	April 18, 2019 April 21, 2023
DOE	NGA Section 3 Approvals	FTA countries: February 28, 2017 (3968); amended December 6, 2018 (3968-A);
amended December 18, 2020 (4641).

Non-FTA countries: May 2, 2019 (4373);
amended December 10, 2020 (4373-A);
amended December 18, 2020 (4641)
USACE	CWA Section 404 Rivers and Harbors Act Section 10 - LNG Terminal	May 3, 2019 May 3, 2019
	CWA Section 404 - Related Pipeline Rivers and Harbors Act Section 10 - Related Pipeline	January 31, 2023 January 31, 2023
United States Coast Guard	Letter of Intent and Preliminary Water Suitability Assessment	June 21, 2016
	Follow-On Water Suitability Assessment and Letter of Recommendation	April 25, 2017
United States Fish and Wildlife Service	Section 7 of Endangered Species Act Consultation Related Pipeline - Section 7 of Endangered Species Act Consultation	September 19, 2017; February 7, 2019 August 11, 2021; October 27, 2021; April 26, 2022; June 30, 2022
National Oceanic and Atmospheric Administration / National Marine Fisheries Service	Section 7 of the Endangered Species Act Consultation	February 14, 2018
	Magnuson-Stevens Fishery Management and Conservation Act Essential Fish Habitat Consultation	October 3, 2017
	Marine Mammal Protection Act Consultation	October 3, 2017
State
Louisiana Department of Natural Resources- Coastal Management Division	Coastal Use Permit and Coastal Zone Consistency Permit, Joint Permit with the USACE	June 7, 2023 (extension)
Louisiana Department of Environmental Quality - Air Quality Division	Air Permit for LNG Terminal Air Permit for Gillis Compressor Station Air Permit for Indian Bayou Compressor Station	November 20, 2023 (renewal) July 6, 2022 (renewal) April 26, 2023
Louisiana State Historic Preservation Office	Section 106 Consultation	Concurrence received on June 29, 2016
Concurrence received on November 22, 2016
Concurrence received on April 13, 2017
Concurrence received on March 1, 2019
	Related Pipeline - Section 106 Consultation	Concurrence received on July 28, 2021
Concurrence received on November 15, 2021
Concurrence received on March 16, 2022
Concurrence received on July 26, 2022

Federal Energy Regulatory Commission
The design, construction and operation of natural gas liquefaction facilities and pipelines, the export of LNG and the transportation of natural gas are highly regulated activities. In order to site, construct and operate the Driftwood Project, we obtained authorizations from FERC under Section 3 and Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits as detailed in the table above. Construction of the Driftwood terminal has commenced.
In order to gain regulatory certainty with respect to certain potential commercial transactions, on November 13, 2020, the Company’s subsidiaries Driftwood Holdings LLC (“Driftwood Holdings”) and Driftwood LNG LLC (“Driftwood LNG”) (collectively, “Driftwood”) filed a Petition with FERC requesting, among other things, a prospective limited waiver of FERC’s buy/sell prohibition as well as any other prospective waivers necessary to enable Driftwood to purchase natural gas from potentially affiliated upstream suppliers that may be resold to a different affiliate under a long-term contract for export as LNG in foreign commerce. On January 19, 2021, FERC issued an order granting a prospective limited waiver of the prohibition on buy/sell arrangements for future proposed transactions in which Driftwood enters into: (1) an agreement to purchase natural gas from a potentially affiliated supplier; and (2) an agreement to sell LNG to affiliates in foreign commerce.
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
A certificate of public convenience and necessity from FERC is required for the construction and operation of facilities used in interstate natural gas transportation, including pipeline facilities, in addition to other required governmental and regulatory approvals. In this regard, in April 2019, Driftwood Pipeline LLC (“Driftwood Pipeline”) obtained a certificate of public convenience and necessity to construct and operate a pipeline that is part of the Driftwood Project. On June 17, 2021, Driftwood Pipeline filed an application pursuant to Section 7(c) of the NGA in FERC Docket No. CP21-465-000, which, as amended, requested that FERC grant a certificate of public convenience and necessity and related approvals to construct, own and operate dual 42-inch diameter natural gas pipelines, an approximately 211,200 horsepower compressor station and appurtenant facilities to be located in Beauregard and Calcasieu Parishes, Louisiana, which would provide a maximum seasonal capacity of 5.7 Bcf of natural gas per day. (“Line 200 and Line 300 Project”). On April 21, 2023, as corrected by the agency on May 2, 2023, FERC granted the application and issued a certificate of public convenience and necessity to construct and operate the Line 200 and Line 300 Project. Intervenors to the proceeding (Healthy Gulf and Sierra Club) filed a request for rehearing of FERC’s order issuing the certificate, which FERC denied by operation of law on June 22, 2023.
On August 21, 2023, Healthy Gulf and Sierra Club petitioned for review in the United States Court of Appeals for the District of Columbia Circuit of the April 21, 2023 FERC order. Driftwood LNG and Driftwood Pipeline moved to intervene on September 8, 2023. On October 11, 2023, the Court granted Driftwood LNG and Driftwood Pipeline’s motion to intervene. Briefing is ongoing.
On October 4, 2023, Driftwood LNG and Driftwood Pipeline filed a request with FERC for an extension of time to complete construction of and place in-service one of the Driftwood pipelines and the Driftwood terminal. Driftwood LNG and Driftwood Pipeline requested that FERC grant an approximately 36-month extension of time so that it may construct and place such Driftwood Project facilities in service. On February 15, 2024, FERC granted the request; and as extended, the FERC order requires construction to be completed by April 18, 2029. When completed, the facility will have a capacity of approximately 27.6 Mtpa.
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
EPAct 2005 amended the NGA to make it unlawful for any entity, including otherwise non-jurisdictional producers, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. The anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales, gathering or production, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction. EPAct 2005 also gives FERC authority to impose civil penalties for violations of the NGA or Natural Gas Policy Act of approximately $1.5 million per day per violation.
On February 18, 2022, FERC issued two policy statements: (1) an updated policy statement describing how it will determine whether a new interstate natural gas transportation project is required by the public convenience and necessity under section 7 of the NGA; and (2) an interim policy statement explaining how FERC will assess the impacts of natural gas infrastructure projects on climate change in its review under the National Environmental Policy Act and the NGA. On March 24, 2022, FERC reissued the policy statements as drafts and requested additional comments. FERC is not applying the draft policy statements to new or pending applications until FERC issues the final policy statements. It is not clear when, or if, the final policy statements will be issued.
On October 23, 2023, FERC issued a final rule in Order No. 900 which revised its regulations governing engineering and design materials for LNG facilities related to potential impacts caused by natural hazards. The final rule primarily removed references to outdated technical standards and codified engineering and design information materials previously contained in a FERC guidance document regarding seismic and other natural hazards. The Commission stated in Order No. 900 that the final rule has no retroactive effect, but will apply to applications to construct new LNG facilities or recommission existing LNG facilities.
Transportation of the natural gas we produce, and the prices we pay for such transportation, will be significantly affected by the foregoing laws and regulations.
U.S. Department of Energy, Office of Fossil Energy Export Licenses
Under the NGA, exports of natural gas to FTA countries are “deemed to be consistent with the public interest,” and authorization to export LNG to FTA countries shall be granted by the DOE/FECM “without modification or delay.” FTA countries currently capable of importing LNG include but are not limited to Canada, Chile, Colombia, Jordan, Mexico, Singapore, South Korea and the Dominican Republic. Exports of natural gas to Non-FTA countries are authorized unless the DOE/FECM “finds that the proposed exportation” “will not be consistent with the public interest.” Driftwood LNG has authorization from the DOE/FECM to export LNG in a volume up to the equivalent of 1,415.3 Bcf per year of natural gas to FTA countries for a term of 30 years and to Non-FTA countries for a term through December 31, 2050.
On April 21, 2023, DOE/FECM issued a Policy Statement on Export Commencement Deadlines in Authorizations to Export Natural Gas to Non-Free Trade Agreement Countries, which changed DOE/FECM’s standard for granting extensions of time to commence LNG exports to Non-FTA countries. In the policy statement, DOE/FECM reaffirmed the seven-year deadline for authorization holders to commence exports of domestically produced natural gas, including LNG, to Non-FTA countries and provided notice that, in general, it intends to allow non-FTA authorizations to expire at the end of the seven-year period if exports have not commenced, unless the authorization holder satisfies certain requirements. Specifically, DOE/FECM will require a Non-FTA authorization holder seeking an extension to demonstrate that: (1) the authorization holder has physically commenced construction of the associated export facility prior to making the extension request; and (2) the authorization holder’s inability to meet the commencement deadline is the result of extenuating circumstances outside of the authorization holder’s control, including but not limited to acts of God. The policy statement does not apply to exports to FTA countries.
On January 26, 2024, the Biden Administration announced a temporary pause on new and pending approvals of applications to export LNG to Non-FTA countries. This pause is in effect until the DOE can update its underlying economic and environmental analyses for such authorizations. This announcement does not impact the validity of previously issued Non-

FTA authorizations or applications for FTA authorization. Moreover, the DOE has clarified that applications for extensions of the commencement date for existing Non-FTA authorizations remain unaffected by the pause.

Federal and State Regulation of Pipeline and Hazardous Materials Safety
The Natural Gas Pipeline Safety Act of 1968 (the “NGPSA”) authorizes DOT to regulate pipeline transportation of natural (flammable, toxic, or corrosive) gas and other gases, as well as the transportation and storage of LNG. Amendments to the NGPSA include the Pipeline Safety Act of 1979, which addresses liquids pipelines, and the PSIA, which governs the areas of testing, education, training, and communication. The NGPSA, as amended, also grants the authority to impose civil penalties for pipeline safety violations up to a maximum of $266,015 for a single violation and $2,660,135 for a series of related violations, as well as a maximum additional penalty for each LNG pipeline facility violation of $97,179.
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
The pipelines comprising part of the Driftwood Project will also be subject to regulation by PHMSA, including those under the PSIA. The PHMSA Office of Pipeline Safety administers the PSIA, which requires pipeline companies to perform extensive integrity tests on natural gas transportation pipelines that exist in high population density areas designated as “high consequence areas.” Pipeline companies are required to perform the integrity tests on a seven-year cycle. The risk ratings are based on numerous factors, including the population density in the geographic regions served by a particular pipeline, as well as the age and condition of the pipeline and its protective coating. Testing consists of hydrostatic testing, internal electronic testing, or direct assessment of the piping. In addition to the pipeline integrity tests, pipeline companies must implement a qualification program to make certain that employees are properly trained. Pipeline operators also must develop integrity management programs for natural gas transportation pipelines, which requires pipeline operators to perform ongoing assessments of pipeline integrity; identify and characterize applicable threats to pipeline segments that could impact a high consequence area; improve data collection, integration and analysis; repair and remediate the pipeline, as necessary; and implement preventive and mitigative actions.
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
On April 8, 2022, as subsequently corrected on August 1, 2023, PHMSA published a final rule in the Federal Register revising the Federal Pipeline Safety Regulations applicable to most newly constructed and entirely replaced onshore gas transmission, certain gas gathering, and hazardous liquid pipelines with diameters of six inches or greater. In the revised regulations, PHMSA establishes requirements for operators of these lines to install rupture-mitigation valves or alternative equivalent technologies and establishes minimum performance standards for those valves and requirements for rupture-mitigation valve spacing, maintenance and inspection, and risk analysis, among other actions. The final rule went into effect on October 5, 2022, with the corrections to the final rule effective as of August 1, 2023.
On August 24, 2022, as subsequently corrected on October 25, 2022 and April 24, 2023, PHMSA published a final rule in the Federal Register revising the Federal Pipeline Safety Regulations relating to improved safety of onshore gas transmission pipelines. The amendments in this final rule clarify certain integrity management provisions, codify a management of change process, update and bolster gas transmission pipeline corrosion control requirements, require operators to inspect pipelines following extreme weather events, strengthen integrity management assessment requirements, adjust the repair criteria for high-consequence areas, create new repair criteria for non-high consequence areas, and revise or create specific definitions related to the amendments. The final rule went into effect on May 24, 2023.

The pipelines comprising part of the Driftwood Project will be subject to regulation by PHMSA, which will involve capital and operating costs for compliance-related equipment and operations. We have no reason to believe that these compliance costs will be material to our financial performance, but the significance of such costs will depend on future events and our ability to achieve and maintain compliance throughout the life of the Driftwood Project or related pipelines.
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
Other Governmental Permits, Approvals and Authorizations
The construction and operation of the Driftwood Project are subject to federal permits, approvals and consultations required by other federal and state agencies, including DOT, the Advisory Council on Historic Preservation, the USACE, the U.S. Department of Commerce, the National Marine Fisheries Service, the U.S. Department of the Interior, the U.S. Fish and Wildlife Service, the EPA and the U.S. Department of Homeland Security. The necessary permits and approvals required for construction have been obtained and will be required to be maintained for the Driftwood Project. Failure to comply with applicable permits, approvals and authorizations could result in substantial administrative, civil and/or criminal penalties and/or failure to retain such permits, approvals and authorizations.
Three significant permits that apply to the Driftwood Project are the USACE Section 404 of the CWA/Section 10 of the Rivers and Harbors Act Permit, the CAA Title V Operating Permit and the Prevention of Significant Deterioration Permit, of which the latter two permits are issued by the Louisiana Department of Environmental Quality. Each of the Driftwood terminal and related pipelines has received its permit from the USACE, including a review and approval by the USACE of the findings and conditions set forth in an Environmental Impact Statement and Record of Decision issued for the Driftwood terminal and [the related pipelines] pursuant to the requirements of NEPA. The Louisiana Department of Environmental Quality has issued the Prevention of Significant Deterioration permit, which is required to commence construction of the Driftwood terminal, as well as the Title V Operating Permit.
Environmental Regulation
Our operations are and will be subject to various federal, state and local laws and regulations relating to the protection of the environment and natural resources, the handling, generation, storage and disposal of hazardous materials and solid and hazardous wastes and other matters. These environmental laws and regulations, which can restrict or prohibit impacts to the environment or the types, quantities and concentration of substances that can be released into the environment, will require significant expenditures for compliance, can affect the cost and output of operations, may impose substantial administrative, civil and/or criminal penalties for non-compliance and can result in substantial liabilities. These laws and regulations may be modified or amended in the future, which may impose material costs or require operational limitations or changes.
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
Executive Order 13990, “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis,” 86 FR 7037 (January 20, 2021) directs agencies to review regulations and policies adopted by the Trump Administration and to “confront the climate crisis.” It specifically directs the EPA to consider suspending, revising or rescinding certain regulations, including restrictions on emissions from the oil and gas sector. In addition, Executive Order 13990 establishes a federal inter-agency working group to recommend methods for agencies to incorporate the “social cost of carbon” into their decision-making. In addition, Executive Order 13990 directs the White House Council on Environmental Quality to rescind draft guidance restricting the review of climate change issues in reviews under NEPA and to update regulations to strengthen climate change reviews. In November 2022, the EPA requested public comment on a technical report on the social cost of greenhouse gases and announced that it was also conducting an external peer review of the report, which estimates a substantially higher social carbon cost than past EPA estimates. On February 9, 2023, the peer review panel was selected to review this technical report and final comments on the report were published on May 4, 2023. The EPA stated that it is taking the peer review recommendations under advisement.
NEPA. NEPA and comparable state laws and regulations require that government agencies review the environmental impacts of proposed projects. On January 9, 2023, the CEQ published interim guidance for federal agencies on the consideration of greenhouse gas (“GHG”) emissions and climate change under NEPA. On June 3, 2023, President Biden signed the Fiscal Responsibility Act of 2023, which amended NEPA with a goal of streamlining the NEPA process. On July 31, 2023, CEQ published proposed NEPA regulations to implement NEPA amendments that were part of the Fiscal Responsibility Act, to revise prior NEPA regulations, and improve efficiency and effectiveness of the environmental review process. The impact on us of these and future developments in NEPA regulation and guidance is not determinable at this time, especially with respect to those aspects of our operations and development projects that may require future federal approvals.

Clean Air Act. The CAA and comparable state laws and regulations restrict the emission of air pollutants from regulated sources and impose various monitoring and reporting requirements, among other requirements. The Driftwood Project includes facilities and operations that are subject to the federal CAA and comparable state and local laws, including requirements to obtain pre-construction permits and operating permits. We may be required to incur capital expenditures for air pollution control equipment in connection with maintaining or obtaining permits and approvals pursuant to the CAA and comparable state laws and regulations.
On December 2, 2023, the EPA announced a final rule to reduce emissions of methane and volatile organic compounds from oil and natural gas operations. The rule establishes separate requirements for new and existing sources. For new sources, the rule phases in restrictions on routine flaring from oil wells and includes provisions for leak detection and repair, storage vessels, pneumatic controllers, and pumps. For existing sources, the EPA issued emissions guidelines for states to follow in regulating methane emissions from oil and gas operations. State plans may incorporate similar standards to the federal requirements or states may develop their own standards that are as strict as the federal requirements. The impact of the final rule on our operations and any related costs and obligations will depend on the specific state plans adopted and is not yet fully determinable.
Following the publication of proposed revisions on January 27, 2023 to the primary (health-based) annual PM2.5 standard, the EPA finalized the rule on February 7, 2024. The finalized EPA rule strengthens the health-based annual PM2.5 standard from the previously proposed range, setting it at 9.0 µg/m^3. Furthermore, the finalized rule modifies the PM 2.5 monitoring network design criteria to include a factor that accounts for the proximity of populations at increased risk of PM 2.5-related health effects to sources of air pollution. The Driftwood Project and related pipelines are in compliance with existing permits. We will continue to be mindful of this updated standard and its potential influence on our future operational and environmental strategies, including any potential project modifications or operational changes.
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
As discussed above, the Biden Administration has issued Executive Orders with respect to certain governmental actions related to climate change, and the EPA has promulgated, and may promulgate additional, regulations for sources of GHG emissions that could affect the oil and gas sector, and Congress or states may enact new GHG legislation, any of which could impose emission limits on the Driftwood Project or related pipelines or require us to implement additional pollution control technologies, pay fees related to GHG emissions or implement mitigation measures. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”). The IRA imposes a fee of up to $1,500 per metric ton of methane emitted above specified thresholds from onshore petroleum and natural gas production facilities, natural gas processing facilities, natural gas transmission and compression facilities, and onshore petroleum and natural gas gathering and boosting facilities, among other facilities. On January 26, 2024, the EPA published a proposed rule to implement the IRA’s mandated fees on methane emissions. The proposal outlines formulas for calculating taxable emissions, defines exemptions, and sets forth reporting and payment procedures. It also establishes penalties for non-payment. The rule is open for public comment until March 11, 2024. The first tax payments will be due by March 31, 2025, for emissions during calendar year 2024. The scope and effects of the final rule are difficult to predict at this time. Once finalized, the Company will assess the potential impacts on the Driftwood Project and related pipelines as implementation plans are developed.
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

Clean Water Act. The Driftwood Project is subject to the CWA and analogous state and local laws. The CWA and analogous state and local laws regulate discharges of pollutants to waters of the United States or waters of the state, including discharges of wastewater and storm water runoff and discharges of dredged or fill material into waters of the United States, as well as spill prevention, control and countermeasure requirements. Permits must be obtained prior to discharging pollutants into state and federal waters or dredging or filling wetland and coastal areas. The CWA is administered by the EPA, the USACE and in the state of Louisiana, the Louisiana Department of Environmental Quality. Additionally, the siting and construction of the Driftwood Project will impact jurisdictional wetlands, which would require appropriate federal, state and/or local permits and approval prior to impacting such wetlands. The authorizing agency may impose significant direct or indirect mitigation costs to compensate for regulated impacts to jurisdictional wetlands. Although the CWA permits required for construction and operation of the Driftwood Project have been obtained, other CWA permits may be required in connection with our projects that are under development and our future projects. The approval timeframe could potentially affect project schedules.
In addition, in recent years, certain CWA regulatory programs, including the Section 404 wetlands permitting program, have been the subject of shifting legal interpretations, including in a case, Sackett v. EPA. On May 25, 2023, the Supreme Court issued an opinion in Sackett v. EPA that narrowed the scope of “waters of the United States” under the CWA. The Court ruled that jurisdiction under the CWA only extends to wetlands that have continuous surface connection with relatively permanent bodies of water connected to traditional interstate navigable waters. On September 8, 2023, the EPA and the Department of the Army published a final rule to conform the prior regulatory definition of “waters of the United States” with the Supreme Court decision in Sackett v. EPA. Further regulatory changes or judicial decisions in this area could affect the Driftwood Project in ways that cannot be predicted at this time.
On July 19, 2022, Healthy Gulf and Sierra Club petitioned for review, in the United States Court of Appeals for the Fifth Circuit, of the Army Corps of Engineers Permit, MVN-2016-01501-WII, issued to Driftwood LNG and Driftwood Pipeline on May 3, 2019 under section 404 of the CWA. Petitioners alleged Administrative Procedure Act and CWA violations. On August 4, 2022, Driftwood LNG and Driftwood Pipeline moved to intervene. On September 6, 2023, the Court denied the petition in its entirety.
Federal laws, including the CWA, require certain owners or operators of facilities that store or otherwise handle oil and produced water to prepare and implement spill prevention, control, and countermeasure plans addressing the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (“OPA”) subjects owners and operators of facilities to strict and joint and several liability for all containment and cleanup costs and certain other damages arising from oil spills, including the government’s response costs. Spills subject to the OPA may result in varying civil and criminal penalties and liabilities. Although the Driftwood Project incorporates appropriate equipment and operational measures to reduce the potential for spills of oil and establish protocols for responding to spills, oil spills remain an operational risk that could adversely affect our operations and result in additional costs or fines or penalties.
Resource Conservation and Recovery Act. The federal RCRA and comparable state requirements govern the generation, handling and disposal of solid and hazardous wastes and require corrective action for releases of such wastes into the environment. In the event such wastes are generated or used in connection with our facilities, we will be subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes and could be required to perform corrective action measures to clean up releases of such wastes.
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
Endangered Species Act (“ESA”). Our operations may be restricted by requirements under the ESA. The ESA prohibits the harassment, harming or killing of certain protected species and destruction of protected habitats. Under the NEPA review process conducted by FERC, we have been and will be required to consult with federal agencies to determine limitations on and mitigation measures applicable to activities that have the potential to result in harm to threatened or endangered species of plants, animals, fish and their designated habitats. Although we have conducted studies and engaged in consultations with agencies in order to avoid harming protected species, inadvertent or incidental harm may occur in connection with the construction or operation of our properties, including the Driftwood Project or related pipelines, which could result in fines or penalties. In addition, if threatened or endangered species are found on any part of our properties, including the sites of the Driftwood Project, or pipeline rights of way, then we may be required to implement avoidance or mitigation measures that could limit our operations or impose additional costs.
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
Anti-Corruption, Trade Control, and Tax Evasion Laws
We are subject to anti-corruption laws in various jurisdictions that prohibit bribery and corruption, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act 2010 and other anti-corruption laws. The FCPA and these other laws generally prohibit our employees, directors, officers and agents from authorizing, offering, or providing improper payments or anything else of value to government officials or other covered persons to obtain or retain business or gain an improper business advantage. We are also subject to laws that prohibit commercial bribery. We face the risk that one of our employees or agents will offer, authorize, or provide something of value that could subject us to liability under the FCPA and other anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.K. Office of Financial Sanctions Implementation, and various international government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations, and transfer pricing regulations (collectively, “Trade Control laws”).
We are also subject to U.K. corporate criminal offenses for failure to prevent the facilitation of tax evasion pursuant to the Criminal Finances Act 2017, which imposes criminal liability on a company where it has failed to prevent the criminal facilitation of tax evasion by a person associated with the company.
We have instituted policies, procedures and ongoing training of employees designed to ensure that we and our employees and agents comply with the FCPA, other anti-corruption laws, Trade Control laws and the Criminal Finances Act 2017. However, there is no assurance that our efforts have been and will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, other anti-corruption laws, Trade Control laws, the Criminal Finances Act 2017 or other legal requirements. If we are not in compliance with the FCPA, other anti-corruption laws, Trade Control laws or the Criminal Finances Act 2017, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws, the Trade Control laws or the Criminal Finances Act 2017 by the U.S. or foreign authorities could have a material adverse impact on our reputation, business, financial condition and results of operations. U.S. or foreign authorities may also seek to hold us liable for successor liability for anti-corruption or Trade Control law violations, or violations of the Criminal Finances Act 2017, committed by companies we acquire or in which we invest (for example, by way of acquiring equity interests, participating as a joint venture partner, or acquiring assets).
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
Major Customers
We do not have any major customers.
Facilities
Certain subsidiaries of Tellurian have entered into operating leases for office space in Houston, Texas, Washington, D.C. and London, United Kingdom. The tenors of the leases are approximately five, ten and five years for Houston, Washington, D.C. and London, respectively.
Employees and Human Capital
As of December 31, 2023, Tellurian had 168 full-time employees worldwide. None of them are subject to collective bargaining arrangements. The Company’s workforce is primarily located in Houston, Texas, and we have offices in Louisiana, Washington DC, London and Singapore. Many of our employees are originally from or have extensive experience working in countries other than the United States. This reflects our overall strategy of building a natural gas business that is global in scope.
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
To date, we have been meeting our liquidity needs primarily from cash on hand and the combined proceeds generated by debt and equity issuances, upstream operations, and the sale of common stock under our at-the-market equity offering programs. As of December 31, 2023, we had approximately $75.8 million in cash and cash equivalents, which we expect will not be sufficient to satisfy our obligations and fund our working capital needs for the next twelve months. There is substantial doubt about our ability to continue as a going concern.
We continue to evaluate ways to generate additional proceeds from potential financing transactions, including but not limited to the potential sale of our upstream natural gas assets, issuances of equity, equity-linked and debt securities, or similar transactions, managing certain operating and overhead costs, amending or refinancing the Replacement Notes and offering equity interests in the Driftwood Project (collectively “Management’s Plans”), to fund our obligations and working capital needs. Our ability to effectively implement Management’s Plans is subject to numerous risks and uncertainties such as a potential inability to sell our upstream assets, market demand for our equity and debt securities, commodity prices, and other factors affecting natural gas markets. As such, there can be no assurance that we will be able to implement Management’s Plans or otherwise obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all.
Tellurian will be required to seek additional equity and/or debt financing in the future to complete the Driftwood Project and to grow its other operations, and may not be able to secure such financing on acceptable terms, or at all.
Tellurian will be unable to generate any significant revenue from the Driftwood Project for multiple years, and expects cash flow from its other lines of business to be modest for an extended period as it focuses on the development and growth of these businesses. Tellurian will, therefore, need substantial amounts of additional financing to execute its business plan and to repay its indebtedness when necessary. There can be no assurance that Tellurian will be able to raise sufficient capital on acceptable terms, or at all. Tellurian’s ability to raise financing, and the terms of that financing, will depend to a significant extent on factors outside of its control such as global market conditions. Interest rates rose significantly in 2022 and 2023 in response to inflationary pressures in the U.S. and world economies, and rising interest rates generally make financing more difficult to obtain as well as more expensive. If adequate financing is not available on satisfactory terms or at all, Tellurian may be required to delay, scale back or cancel the development of business opportunities, and this could adversely affect its operations and financial condition to a significant extent. Tellurian intends to pursue a variety of potential financing transactions, including project finance transactions and sales of equity and debt securities. We do not know whether, and to what extent, potential sources of financing will find the terms we propose acceptable. In addition, potential sources of financing may conclude that the terms of our commercial agreements for the sale of LNG are not attractive enough to justify an investment.
Debt or preferred equity financing, if obtained, may involve agreements that include liens or restrictions on Tellurian’s assets and covenants limiting or restricting our ability to take specific actions, such as paying dividends or making distributions, incurring additional debt, acquiring or disposing of assets and increasing expenses. Debt financing would also be required to be repaid regardless of Tellurian’s operating results. Obtaining financing through additional issuances of common stock or other equity securities would impose fewer restrictions on our future operations but would be dilutive to the interests of existing stockholders. If we are unable to sell our Upstream assets for an acceptable price, this would further limit our financing options.
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
Completion of construction of the Driftwood Project will require Tellurian to incur costs and expenses much greater than those it has incurred to date. The Company also expects to devote substantial amounts of capital to the growth and development of its other operations. Tellurian expects to continue to incur operating losses and negative operating cash flows for an extended period.
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
We are also subject to examination by the Internal Revenue Service (the “IRS”) and other tax authorities, including state revenue agencies and other foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.
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
We have issued senior notes as described in Note 8, Borrowings, and Note 19, Subsequent Events of our Notes to Consolidated Financial Statements included in this report. In addition to the principal and interest on those notes, we may also owe additional cash payments under certain of the notes based on the trading price of our common stock over specified periods. Our ability to generate cash flows from operations or obtain refinancing capital sufficient to pay interest, principal and other amounts due on our indebtedness will depend on our future operating performance and financial condition and the availability of refinancing debt or equity capital, which will be affected by prevailing commodity prices and economic conditions and financial, business and other factors, many of which are beyond our control. If we successfully sell our Upstream properties, we expect to reduce our indebtedness; however, such a sale would also deprive us of what is currently our only revenue producing asset. Our inability to generate adequate cash flows from operations could adversely affect our ability to execute our overall business plan, and we could be required to sell assets, reduce our capital expenditures or seek refinancing debt or equity capital to satisfy the requirements of the debt agreements. These alternative measures may be unavailable or inadequate, in which case we could be forced into bankruptcy or liquidation, and may themselves adversely affect our overall business strategy. In addition, one or both of the indentures governing our Replacement Notes contain covenants, including limitations on our ability to incur additional indebtedness and a minimum cash covenant, that could prevent us from pursuing certain business strategies or opportunities. If we are unable to comply with these covenants, amounts due under the notes could be accelerated.
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
The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future. Adverse events could trigger a significant decline in the trading price of our common stock, including, among others, failure to obtain necessary permits, unfavorable changes in commodity prices or commodity price expectations, adverse regulatory developments, loss of a relationship with a partner, litigation, departures of key personnel, and failures to advance the Driftwood Project on the terms or within the time periods anticipated. Furthermore, general market conditions, including the level of, and fluctuations in, the trading prices of equity securities generally could affect the price of our stock. The stock markets frequently experience price and volume volatility that affects many companies’ stock prices, often in ways unrelated to the operating performance of those companies. These fluctuations may affect the market price of our common stock. The trading price of our common stock during 2023 was as low as $0.48 per share and as high as $2.15 per share.
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
If third-party pipelines and other facilities interconnected to the Driftwood Project become unavailable to transport natural gas, this could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
We will depend upon third-party pipelines and other facilities that will provide natural gas delivery options to our natural gas operations and the Driftwood Project. If the construction of new or modified pipeline connections is not completed on schedule or any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to meet future LNG sale and purchase agreement obligations and continue shipping natural gas from producing operations or regions to end markets could be restricted, thereby reducing our revenues. This could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
Tellurian’s ability to generate cash will depend upon it entering into contracts with third-party customers, the terms of those contracts and the performance of those customers under those contracts.
We expect to enter into commercial agreements with third-party customers for the sale of LNG from the Driftwood Project. Our ability to generate revenue from these contracts will depend upon, among other factors, LNG prices and our ability to finance and complete the construction of the project. Tellurian’s business strategy may change regarding how and when the proposed Driftwood Project’s export capacity is marketed. Also, Tellurian’s business strategy may change due to an inability to enter into agreements with customers or based on a variety of factors, including the future price outlook, supply and demand of LNG, natural gas liquefaction capacity, and global regasification capacity. If our efforts to market the proposed Driftwood Project and the LNG it will produce are not successful, Tellurian’s business, results of operations, financial condition and prospects may be materially and adversely affected.
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
The construction and operation of the Driftwood Project remain subject to ongoing compliance obligations and further approvals, and some approvals may be subject to further conditions, review and/or revocation.
The design, construction and operation of LNG export terminals is a highly regulated activity. The approval of FERC under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, is required to construct and operate an LNG terminal. Such approvals and authorizations are often subject to ongoing conditions imposed by regulatory agencies, and additional approval and permit requirements may be imposed. Tellurian and its affiliates will be required to obtain and maintain governmental approvals and authorizations to implement its proposed business strategy, which includes the construction and operation of the Driftwood Project. Although all the major permits required for construction and operation of the Driftwood terminal and Driftwood pipeline have been obtained, we must still satisfy various conditions of our permits during the construction process. Additionally, numerous permits and approvals will be required in connection with other assets, including our upstream operations. Certain environmental groups have opposed our efforts to obtain and maintain the permits necessary to grow our operations pursuant to our strategy.
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
Furthermore, Tellurian may have disagreements with its third-party contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under the related contracts, resulting in a contractor’s unwillingness to perform further work on the relevant project. The risk of disagreements with contractors and other construction issues such as increased costs and delays may be exacerbated by inflation, supply chain disruptions and other market conditions. Tellurian may also face difficulties in commissioning a newly constructed facility. Any significant delays in the development of the Driftwood terminal could materially and adversely affect Tellurian’s business, results of operations, financial condition and prospects. The construction of pipelines comprising part of the Driftwood Project will be required for the long-term operations of the Driftwood terminal and will be subject to similar risks.
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
•weather conditions;
•changes in demand for natural gas, including as a result of disruptive events such as the Russian invasion of Ukraine, conflicts in the Middle East and the COVID-19 pandemic;
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
Adverse trends or developments affecting any of these factors could result in decreases in the price of LNG and/or natural gas, which could materially and adversely affect the performance of our customers and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. The profitability of the LNG SPAs we expect to enter into will depend in part on the relationship between the costs we incur in producing or purchasing natural gas and the then-current index prices when sales occur. An adverse change in that relationship, whether resulting from an increase in our costs, a decline in the index prices or both, could make sales under the agreements less profitable or could require us to sell at a loss. These risks have increased in some recent periods as higher commodity prices have resulted in cargos becoming generally more expensive, therefore increasing our exposure to potential losses.
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
•increases in the cost of LNG shipping, including due to disruptions of global LNG maritime trade routes; and
•displacement of LNG by pipeline natural gas or alternative fuels in locations where access to these energy sources is not currently available.
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
We will rely on third parties for the design and engineering services underlying our estimates of the future capacity ratings and performance capabilities of the Driftwood terminal. Any of our LNG facilities, when constructed, may not have the capacity ratings and performance capabilities that we intend or estimate. Failure of any of our facilities to achieve our intended capacity ratings and performance capabilities could prevent us from achieving the commercial start dates under future LNG sale and purchase agreements and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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
These regulations and laws, which include the CAA, the Oil Pollution Act, CERCLA, the CWA and RCRA, and analogous state and local laws and regulations, will restrict, prohibit or otherwise regulate the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities. These laws and regulations will require and have required us to obtain and maintain permits with respect to our facilities, provide governmental authorities with access to our facilities for inspection and provide reports related to compliance. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties, the denial or revocation of permits necessary for our operations, governmental orders to shut down our facilities or capital expenditures related to pollution control equipment or remediation measures that could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
As the ultimate owner and the operator of the Driftwood Project and other related assets we or our subsidiaries could be liable for the costs of investigating and cleaning up hazardous substances released into the environment and for damage to natural resources, whether caused by us or our contractors or existing at the time construction commences. Hazardous substances present in soil, groundwater and dredge spoils may need to be processed, disposed of or otherwise managed to prevent releases into the environment. Tellurian or its affiliates may be responsible for the investigation, cleanup, monitoring, removal, disposal and other remedial actions with respect to hazardous substances on, in or under properties that Tellurian owns or operates, or released at a site where materials are disposed of from our operations, without regard to fault or the origin of such hazardous substances. Such liabilities may involve material costs that are unknown and not predictable.
Changes in legislation and regulations could have a material adverse impact on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
Tellurian’s business will be subject to governmental laws, rules, regulations and permits that impose various restrictions and obligations that may have material effects on the results of our operations. Each of the applicable regulatory requirements and limitations is subject to change, either through new regulations enacted on the federal, state or local level, or by new or modified regulations that may be implemented under existing law. The nature and effects of these changes in laws, rules, regulations and permits may be unpredictable and may have material effects on our business. Future legislation and regulations, such as those relating to the transportation and security of LNG exported from our proposed LNG facilities through the Calcasieu Ship Channel, could cause additional expenditures, restrictions and delays in connection with the proposed LNG facilities and their construction, the extent of which cannot be predicted and which may require Tellurian to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased construction or compliance costs or additional operating costs and restrictions could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
Our operations will be subject to significant risks and hazards, one or more of which may create significant liabilities and losses that could have a material adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
We will face numerous risks in developing and conducting our operations. For example, the plan of operations for the proposed Driftwood Project and related assets is subject to the inherent risks associated with LNG, pipeline and upstream operations, including explosions, pollution, leakage or release of toxic substances, fires, hurricanes and other adverse weather conditions, leakage of hydrocarbons, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or result in damage to or destruction of the proposed Driftwood Project, or upstream assets, or damage to persons and property. In addition, operations at the proposed Driftwood Project, upstream assets, and vessels or facilities of third parties on which Tellurian’s operations are dependent could face possible risks associated with acts of aggression or terrorism.
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
Risks Relating to Our Natural Gas and Oil Operating Activities
Our planned sale of upstream natural gas assets may not be successful and may not provide the benefits we anticipate.
On February 6, 2024, we announced that we are exploring a sale of our upstream natural gas assets. This sale is an important part of our efforts to maintain adequate liquidity, reduce our indebtedness, maintain compliance with our debt covenants and continue as a going concern. We have not reached any agreement with any potential buyer of those assets and we may not be able to do so. Moreover, if we are able to reach such an agreement, we may not be able to close the transaction. Further, the proceeds of the transaction may be less than we expect or we may have post-closing liabilities that ultimately reduce those proceeds. Finally, it may take longer than we expect to complete the transaction, and any delay may adversely impact our ability to achieve our liquidity and debt-reduction goals.
Acquisitions of natural gas and oil properties are subject to the uncertainties of evaluating reserves and potential liabilities, including environmental uncertainties.
We may in the future pursue acquisitions of natural gas and oil properties from time to time. Successful acquisitions require an assessment of a number of factors, many of which are beyond our control. These factors include reserves, development potential, future commodity prices, operating costs, title issues, and potential environmental and other liabilities. Such assessments are inexact, and their accuracy is inherently uncertain. In connection with our assessments, we perform due diligence that we believe is generally consistent with industry practices.
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
In addition, we may not be able to identify attractive acquisition opportunities if we attempt to do so. If we do identify an appropriate acquisition candidate, we may be unable to negotiate mutually acceptable terms with the seller, finance the acquisition or obtain the necessary regulatory approvals. It may be difficult to agree on the economic terms of a transaction, as a potential seller may be unwilling to accept a price that we believe to be appropriately reflective of prevailing economic conditions.
Natural gas and oil prices fluctuate widely, and lower prices for an extended period of time may have a material adverse effect on the profitability of our natural gas or oil operating activities.
The revenues, operating results and profitability of our natural gas or oil operating activities will depend significantly on the prices we receive for the natural gas or oil we sell. If we do not sell our Upstream properties as planned, we will require substantial expenditures to replace reserves, sustain production and fund our business plans. Low natural gas or oil prices can negatively affect the amount of cash available for acquisitions and capital expenditures and our ability to raise additional capital and, as a result, could have a material adverse effect on our revenues, cash flow and reserves. In addition, low natural gas or oil prices may result in write-downs of our natural gas or oil properties, such as the $81.1 million impairment charge we incurred in 2020. Conversely, any substantial or extended increase in the price of natural gas would adversely affect the competitiveness of LNG as a source of energy (as discussed above in “ — Risks Relating to Our LNG Business — Failure of exported LNG to be a competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects”).

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
If we do not sell our Upstream properties, significant capital expenditures may be required to develop those properties.
The development of upstream oil and gas properties often requires substantial capital expenditures. If we do not sell our properties, we intend to fund our capital expenditures for our natural gas and oil operating activities through cash on hand and financing transactions that may include public or private equity or debt offerings or borrowings under additional debt agreements. Our ability to generate operating cash flow in the future will be subject to a number of risks and variables, such as the level of production from existing wells, the price of natural gas or oil, our success in developing and producing new reserves and the other risk factors discussed in this section. If we are unable to fund our capital expenditures for natural gas or oil operating activities, we could experience a curtailment of our development activity and a decline in our natural gas or oil production, and that could reduce our production and revenue and affect our ability to pursue our overall strategy.
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
Many scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as higher sea levels, increased frequency and severity of storms, droughts, floods, and other climatic events. Such effects could adversely affect our facilities and operations, and have an adverse effect on our financial condition and results of operations. Further, adverse weather events may accelerate changes in laws and regulations aimed at reducing GHG emissions, which could result in declining demand for natural gas and LNG, and could adversely affect our business generally. In addition, many customers are focusing more on sustainability and the environmental impacts of operations of companies. Responses to such customer demands or an inability to respond to potential customer demands with respect to these issues could have an impact on our financial results. Furthermore, some governmental or business entities have set voluntary carbon emissions targets or are otherwise subject to regulatory limits on their carbon emissions. Any of these developments could result in less demand for our products and, in turn, affect our financial results.
For additional information on recent regulatory changes relating to climate change, please refer to Item 1, Governmental Regulations.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.
Tellurian is subject to extensive federal, state and local health and safety regulations and laws. Health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in personal harm or injury, penalties for non-compliance with relevant laws and regulations or litigation, and a failure that results in a significant health and safety incident is likely to be costly in terms of potential liabilities. Such a failure could generate public concern and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies and local communities, which in turn could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Our operations could also become subject to increased governmental scrutiny that may result in additional oversight at a significant incremental cost.
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
Failure to retain and attract key personnel such as Tellurian’s Chairman, Chief Executive Officer or other skilled professional and technical employees could have an adverse effect on Tellurian’s business, results of operations, financial condition, liquidity and prospects.
The success of Tellurian’s business relies heavily on key personnel such as its Chairman and Chief Executive Officer. Should such persons be unable to perform their duties on behalf of Tellurian, or should Tellurian be unable to retain or attract other members of management, Tellurian’s business, results of operations, financial condition, liquidity and prospects could be materially impacted.

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
For example, an increasing number of competing companies have secured access to, or are pursuing the development or acquisition of, LNG facilities to serve the North American natural gas market, including other proposed liquefaction facilities in North America. Tellurian may face competition from major energy companies and others in pursuing its proposed business strategy to provide liquefaction and export products and services at its proposed Driftwood terminal. In addition, competitors have developed and are developing additional LNG terminals in other markets, which will also compete with our proposed LNG facilities.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We recognize the importance of assessing, identifying and managing material risks associated with any “cybersecurity threat,” as such term is defined in Item 106(a) of Regulation S-K. We assess cybersecurity risk on an annual basis and whenever management deems there to be a significant change to exposure or external threats. We also have several enterprise-wide and business unit-specific cybersecurity processes, technologies, and controls to aid in our efforts to identify, evaluate, and respond to such cybersecurity risk. As part of our cybersecurity risk management processes, we leverage our membership in the Oil and Natural Gas Information Sharing and Analysis Center (ONG-ISAC) and utilize carefully vetted third-party information technology systems vendors to conduct regular network and endpoint monitoring, vulnerability assessments, and penetration testing. We consider cybersecurity risks associated with our use of third-party information technology vendors during the selection process and include ongoing monitoring as part of our cybersecurity processes. In the year ended December 31, 2023, we did not experience a material “cybersecurity incident,” as such term is defined in Item 106(a) of Regulation S-K.

Chaired by Jonathan Gross, who holds the CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors (NACD) and Carnegie Mellon University, the Cybersecurity Committee of the Company’s Board of Directors is responsible for assisting the Board of Directors in fulfilling its oversight responsibilities with respect to (i) cybersecurity risks and (ii) policies and practices to monitor and mitigate cybersecurity risks. The Company’s Board of Directors and its Cybersecurity Committee are briefed regularly on Tellurian’s cybersecurity risks and other cybersecurity-related matters. Additionally, we have established the Cybersecurity Management Committee to provide executive oversight of our cybersecurity risk management processes. The Cybersecurity Management Committee is chaired by Michael Dean, our Chief Information Security Officer (CISO), who has over 30 years of cybersecurity management and information technology leadership experience, and includes our Chief Executive Officer, President, General Counsel and Chief Accounting Officer, among other members of our management team. The Cybersecurity Management Committee holds regular meetings at least quarterly and special meetings as necessary to review identified cybersecurity threat risks or incidences and monitor the operation of our incident response plan. As part of our incident response procedures, our CISO is required to report any identified material cybersecurity incident promptly to our Chief Executive Officer, our President and the Cybersecurity Committee.
ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Our common stock trades on the NYSE American under the symbol “TELL.” As of February 8, 2024, there were 782,393,431 shares outstanding held by 796 record holders of Tellurian’s common stock. The Company does not intend to pay cash dividends on its common stock in the foreseeable future.
Recent Sales of Unregistered Securities
    None that occurred during the three months ended December 31, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended December 31, 2023.
Stock Performance Graph
The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act. The following graph compares the cumulative total shareholder return, calculated on a dividend reinvested basis, on $100.00 invested at the closing of the market on December 31, 2018, through and including the market close on December 31, 2023, with the cumulative total return for the same time period of the same amount invested in the Russell 2000 index and a peer group index. The peer group was selected based on a review of publicly available information about these companies and our determination that they met one or more of the following criteria: (i) comparable industries, (ii) similar market capitalization and (iii) similar operational characteristics, capital intensity, business and operating risks. Our peer group index consists of the following companies:

Peer group
APA Corporation (APA)	NextDecade Corporation (NEXT)
Cheniere Energy, Inc. (LNG)	NuStar Energy L.P. (NS)
Chesapeake Energy Corporation (CHK)	ONEOK, Inc. (OKE)
Comstock Resources, Inc. (CRK)	Range Resources Corporation (RRC)
Enterprise Products Partners L.P. (EPD)	Southwestern Energy Company (SWN)
EQT Corporation (EQT)	Targa Resources Corp. (TRGP)
Gibson Energy Inc. (GEI)	The Williams Companies, Inc. (WMB)
Kinder Morgan, Inc. (KMI)

	Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Tellurian Inc.	100	105	18	44	24	11
Russell 2000	100	124	146	166	131	150
Peer group	100	111	78	120	165	166

Stock Performance Graph
200
150
100
50
—
$ Value
2018
2019
2020
2021
2022
2023
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
•Capital Development Activities
•Results of Operations
•Commitments and Contingencies
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing and plans to own and operate a portfolio of LNG marketing and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and related pipelines. The Driftwood terminal and related pipelines are collectively referred to as the “Driftwood Project.” We also own upstream natural gas assets; on February 6, 2024, we announced that we are exploring a sale of those assets. We refer to the Driftwood Project and our upstream assets as the “Business.” As of December 31, 2023, our upstream natural gas assets consist of 30,034 net acres and interests in 161 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, which includes increasing our asset base, we will consider various commercial arrangements with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties. We remain focused on the financing and construction of the Driftwood Project.
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
Overview of Significant Events
Driftwood Project Activities
During 2023, we took significant steps to advance construction of the Driftwood terminal making progress on pilings and concrete foundations. We also secured the FERC certificate for certain pipelines and continued to advance the fabrication of long-lead items.
Debt Reductions
During the first quarter of 2023, we repaid a total of approximately $166.7 million in principal balance of our borrowing obligations.
Debt Refinancing
On August 15, 2023, we issued and sold $250.0 million aggregate principal amount of 10% Senior Secured Notes due October 1, 2025 (the “Senior Notes”) and approximately $83.3 million aggregate principal amount of 6% Secured Convertible Notes (the “Convertible Notes”) due October 1, 2025 (collectively the “Replacement Notes”). The issuance of the Replacement Notes resulted in the satisfaction and discharge of the Company’s outstanding principal repayment obligation under the $500.0 million aggregate principal amount of 6.00% Senior Secured Convertible Notes (the “Extinguished Convertible Notes”).
Upstream Natural Gas Drilling Activities
During the year ended December 31, 2023, we put in production five operated Haynesville wells and participated in nine non-operated Haynesville wells that were put in production.

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
As of December 31, 2023, we had total borrowing obligations of approximately $391.0 million. The Replacement Notes required us to maintain a minimum cash balance and the holders of the Replacement Notes could redeem up to the entire principal amount of the Replacement Notes if the Company’s liquidity fell below certain minimum liquidity thresholds. See Note 8, Borrowings, and Note 19, Subsequent Events, of our Notes to the Consolidated Financial Statements for information about the minimum cash balance and the required liquidity thresholds. We also had contractual obligations associated with our finance and operating leases totaling $391.2 million, of which $15.2 million is scheduled to be paid within the next twelve months. Our current capital resources consist of approximately $75.8 million of cash and cash equivalents and approximately $25.8 million of accounts receivable.
As of December 31, 2023, the Company has generated losses and cash outflows from operations. We have not yet established an ongoing source of revenues that is sufficient to satisfy our future liquidity thresholds and obligations and fund our working capital needs as they become due during the twelve months following the issuance of the financial statements. These conditions raise substantial doubt about our ability to continue as a going concern.
To date, the Company has been meeting its liquidity needs primarily from cash on hand and the combined proceeds generated by debt and equity issuances, upstream operations, and the sale of common stock under its at-the-market equity offering programs. Our evaluation does not take into consideration the potential mitigating effect of activities that have not been fully implemented or are not within the Company’s direct control. Since the issuance of our interim Condensed Consolidated Financial Statements on November 2, 2023, and through the date of this filing, the Company has undertaken the following actions to improve its available cash balances and liquidity:
•From November 2, 2023 to December 31, 2023, raised net proceeds of approximately $40.2 million from the sale of common stock under our at-the-market equity offering program;

•Subsequent to December 31, 2023, raised net proceeds of approximately $17.8 million from the sale of common stock under our at-the-market equity offering program (See Note 19, Subsequent Events);

•Executed amendments to the Company’s Replacement Notes indentures (See Note 19, Subsequent Events);

•Initiated a process to explore the sale of our upstream natural gas assets (See Note 19, Subsequent Events).

•Identified reductions in the Company’s proposed 2024 budget and established a new planning process to manage future general and administrative costs.

Despite these actions, the Company will need to take further measures to generate additional proceeds from various other potential transactions, issuances of equity, equity-linked and debt securities, or similar transactions, managing costs, amending or refinancing the Replacement Notes and offering equity interests in the Driftwood Project (collectively “Management’s Plans”). The Company's ability to effectively implement Management’s Plans is subject to numerous risks and uncertainties such as a potential inability to sell our upstream assets, market demand for our equity and debt securities, commodity prices and other factors affecting natural gas markets. As of the date of this filing, Management’s Plans have not been finalized and are not within the Company’s control, and therefore cannot be deemed probable. As a result, there remains substantial doubt about the Company’s ability to continue as a going concern. We remain focused on the financing and construction of the Driftwood Project.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Cash used in operating activities	$(11,189)	$(22,534)
Cash used in investing activities	(335,505)	(565,571)
Cash (used in) provided by financing activities	(56,397)	789,299

Net (decrease) increase in cash, cash equivalents and restricted cash	(403,091)	201,194
Cash, cash equivalents and restricted cash, beginning of the period	508,468	307,274
Cash, cash equivalents and restricted cash, end of the period	$105,377	$508,468

Net working capital	$(61,668)	$276,750
Cash used in operating activities for the year ended December 31, 2023 decreased by approximately $11.3 million due primarily to net changes in the Company’s working capital from December 31, 2022. See Note 17, Supplemental Cash Flow Information, of our Notes to the Consolidated Financial Statements for further information regarding the net changes in the Company’s working capital.

Cash used in investing activities for the year ended December 31, 2023 decreased by approximately $230.1 million compared to 2022. This decrease was primarily due to decreased acquisition and development of natural gas properties of approximately $113.7 million in the current period, as compared to approximately $344.8 million in the prior period. See Note 4, Property, plant and equipment, of our Notes to the Consolidated Financial Statements for additional information about our investing activities.
Cash (used in) provided by financing activities decreased by approximately $845.7 million for the year ended December 31, 2023, as compared to 2022. This decrease is primarily due to approximately $166.7 million in borrowing principal repayments in the current period as compared to $489.7 million in net proceeds from borrowing issuances in the prior period. The decrease is also due to approximately $112.1 million in net proceeds from equity issuances as compared to approximately $299.7 million in the prior period. See Note 8, Borrowings and Note 11, Stockholders’ Equity, of our Notes to the Consolidated Financial Statements for additional information about our financing activities.
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
We anticipate funding our more immediate liquidity requirements for the construction of the Driftwood terminal, natural gas activities, and general and administrative expenses through the use of cash on hand, proceeds from operations, and proceeds from completed and future issuances of securities by us. Investments in the construction of the Driftwood terminal are and will continue to be significant, but the size of those investments will depend on, among other things, commodity prices, Driftwood Project financing developments and other liquidity considerations, and our continuing analysis of strategic risks and opportunities. Consistent with our overall financing strategy, the Company has considered, and in some cases discussed with investors, various potential financing transactions, including issuances of debt, equity and equity-linked securities or similar transactions, to support its capital requirements. The Company will continue to evaluate its cash needs and business outlook, and it may execute one or more transactions of this type in the future.
On February 6, 2024, we announced our intention to explore the sale of our upstream natural gas assets. Decreases in natural gas commodity prices, negative revisions of estimated reserve quantities, increases in future cost estimates or divestitures may lead to a reduction in expected future cash flows of our natural gas reserves and possibly an impairment of our proved natural gas properties in future periods.
As discussed in Note 19, Subsequent Events, to our Consolidated Financial Statements, we amended certain terms of the indentures governing the Replacement Notes on February 22, 2024. As part of the February transaction, we provided a non-recourse pledge of our equity interests in a subsidiary that indirectly owns the principal properties comprising the Driftwood Project. The non-recourse pledge will be released upon the redemption or repayment of the Senior Notes. We do not expect the existence of this pledge to interfere with any aspect of the commercialization or financing of the Driftwood Project. Further, we expect that our improved near-term liquidity resulting from the transaction will enable a higher degree of engagement with potential counterparties and financing sources for the project.

Results of Operations
The following table summarizes revenues, costs and expenses for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Natural gas sales	$166,128	$270,975	$51,499
LNG sales	—	120,951	19,776
Total revenue	166,128	391,926	71,275
Operating expenses	78,186	37,886	11,693
LNG cost of sales	—	131,663	24,745
Total cost of sales	78,186	169,549	36,438
Development expenses	35,616	68,782	50,186
Depreciation, depletion and amortization	98,426	44,357	11,481
General and administrative expenses	101,902	126,386	85,903
Related party charges	660	625	—
Loss from operations	(148,662)	(17,773)	(112,733)
Interest expense, net	(18,047)	(13,860)	(9,378)
(Loss) gain on extinguishment of debt, net	(32,295)	—	1,422
Other income (expense), net	32,827	(18,177)	5,951
Income tax benefit (provision)	—	—	—
Net loss	$(166,177)	$(49,810)	(114,738)
The most significant changes affecting our results of operations for the year ended December 31, 2023 compared to 2022, on a consolidated basis and by segment, are the following:
Upstream
•Decrease of approximately $104.8 million in Natural gas sales as a result of lower realized natural gas prices partially offset by increased production volumes attributable to the acquisition of proved natural gas properties in 2022 and newly drilled and completed wells during 2023 and 2022.
•Increase of approximately $40.3 million in Operating expenses as a result of higher production volumes and approximately $7.6 million of natural gas drilling rig standby costs incurred during the current period.
•Increase of approximately $54.1 million in DD&A primarily attributable to a higher asset net book value utilized in the calculation of DD&A due to the acquisition of natural gas properties in 2022, capital expenditures during 2022 and 2023 and increased natural gas production volumes during the current period.
Marketing & Trading
•Decrease of approximately $121.0 million and approximately $131.7 million in LNG sales and LNG cost of sales, respectively, due to the absence of an LNG cargo sale during the current period.
Midstream
•Decrease of approximately $33.2 million in Development expenses primarily attributable to the capitalization of directly identifiable Driftwood Project costs as construction in progress during the current period which were expensed in the prior period and $6.2 million in the cost of land and roads donated for public use in the state of Louisiana in the prior period.
Consolidated
•Decrease of approximately $24.5 million in General and administrative expenses primarily attributable to decreased compensation expenses in the current period and the accrual of a $9.0 million donation to a university for global energy research in the prior period.
•Increase of approximately $32.3 million in Loss on extinguishment of debt, net due primarily to the extinguishment of the Company’s Extinguished Convertible Notes and issuance of the Replacement Notes, which resulted in a loss of approximately $29.5 million in the current period.

•Increase of approximately $51.0 million in Other income (expense), net primarily attributable to approximately $23.3 million of realized gains on the settlement of natural gas financial instruments, $17.0 million of unrealized gain due to changes in the fair value of the Embedded derivative liability and $10.5 million of unrealized loss on natural gas financial instruments during the current period as compared to $27.2 million of realized loss and $10.5 million of unrealized gain on natural gas financial instruments in the prior period.
As a result of the foregoing, our consolidated Net loss was approximately $166.2 million for the year ended December 31, 2023, compared to a Net loss of approximately $49.8 million in 2022.

The most significant changes affecting our results of operations for the year ended December 31, 2022 compared to 2021, on a consolidated basis and by segment, are the following:

Upstream
•Increase of approximately $219.5 million and approximately $26.2 million in Natural gas sales and Operating expenses, respectively, attributable to increased realized natural gas prices and production volumes, as compared to 2021.
•Increase of approximately $32.9 million in DD&A is primarily attributable to a higher net book value utilized in the calculation of DD&A due to the acquisition of proved natural gas assets, increased capital expenditures and higher production volumes, as compared to 2021.
Marketing & Trading
•Increase of approximately $101.2 million and approximately $106.9 million in LNG sales and LNG cost of sales, respectively, primarily as a result of increased realized sales and purchase prices of an LNG cargo sold during the first quarter of 2022, as compared to the realized price of an LNG cargo sold during the second quarter of 2021.
•Decrease of approximately $24.1 million in Other income (expense), net primarily attributable to approximately $27.2 million of realized losses on the settlement of natural gas financial instruments, which was partially offset by a $10.5 million unrealized gain on natural gas financial instruments due to changes in the fair value of the Company’s derivative instruments during 2022 as compared to 2021. The net loss on natural gas financial instruments in the current period was partially offset by approximately $3.5 million of realized gain on the settlements of LNG financial instruments.
Midstream
•Increase of approximately $18.6 million in Development expenses primarily attributable to a one-time donation of $6.8 million of land and roads for public use in the state of Louisiana, an approximately $3.1 million increase in technical and engineering services, and an approximately $8.7 million increase in other development expenses, as compared to 2021.
Consolidated
•Increase of approximately $40.5 million in General and administrative expenses primarily attributable to a $14.6 million increase in professional services, a $9.0 million increase in donations to a university to advance global energy research and an increase of $16.9 million in other expenses, as compared to 2021.
•Increase of approximately $4.5 million in Interest expense, net due to increased interest charges as a result of the Company’s increase in borrowing obligations during 2022 as compared to 2021. The increase in Interest expense, net was partially offset by approximately $5.7 million of capitalized interest during 2022. For further information regarding the Company’s outstanding borrowing obligations, see Note 8, Borrowings, of our Notes to the Consolidated Financial Statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary market risk relating to our financial instruments is the volatility in market prices for our natural gas production. As of December 31, 2023, there were no open natural gas financial instrument positions. Accordingly, we do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our Business. Refer to Note 9, Financial Instruments, of the consolidated financial statements included in this Annual Report for additional details about our financial instruments and their fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
TELLURIAN INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management, including the Company’s Chief Executive Officer, President, Chief Financial Officer, and Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Tellurian Inc.’s internal control over financial reporting was effective as of December 31, 2023.
Deloitte & Touche LLP, an independent registered public accounting firm, audited the effectiveness of Tellurian Inc.’s internal control over financial reporting as of December 31, 2023, as stated in their report on page 44.

/s/ Octávio M.C. Simões	/s/ Daniel A. Belhumeur	/s/ Simon G. Oxley	/s/ Khaled A. Sharafeldin
Octávio M.C. Simões	Daniel A. Belhumeur	Simon G. Oxley	Khaled A. Sharafeldin
Chief Executive Officer (as co-Principal Executive Officer)	President (as co-Principal Executive Officer)	Chief Financial Officer (as Principal Financial Officer)	Chief Accounting Officer (as Principal Accounting Officer)

Houston, Texas
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tellurian Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tellurian Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has yet to establish an ongoing source of revenues that is sufficient to cover its future operating costs and obligations as they become due for the twelve months following the date these consolidated financial statements are issued, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Proved Natural Gas Properties and Depletion – Natural Gas Reserves — Refer to Notes 2 and 4 to the financial statements

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

Given the significant judgments made by management and management’s specialist, performing audit procedures to evaluate the Company’s natural gas reserve quantities, including management’s estimates and assumptions related to the natural gas prices, production volumes and capital expenditures required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions related to natural gas reserves included the following, among others:

•We tested the effectiveness of controls related to the Company’s estimation of natural gas properties reserves quantities, including controls relating to the natural gas prices.

•We evaluated the reasonableness of natural gas prices by comparing such amounts to:
◦Third party industry sources.
◦Historical realized natural gas prices.
◦Historical realized natural gas price differentials.

•We evaluated the Company’s estimates for production volumes by evaluating wells’ past production performance to determine whether it was appropriately reflected in production forecasts used in generating proved reserves.

•We evaluated the experience, qualifications and objectivity of management’s specialist, an independent reservoir engineering firm, including the methodologies and calculation procedures used to estimate natural gas reserves and performing analytical procedures on the reserve quantities.

Upstream natural gas properties, net - Determination of Impairment Indicators and Recoverability Test – Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description
Management tests property, plant and equipment for impairment whenever there are indicators that the carrying amount of property, plant and equipment might not be recoverable. The carrying values of the Company’s proved natural gas properties are reviewed for impairment when events or circumstances indicate that the remaining carrying value may not be recoverable. If there is an indication that the carrying amount of our proved natural gas properties may not be recoverable, management compares the estimated undiscounted future cash flows from natural gas properties to the carrying values of those properties. Proved natural gas properties that have carrying amounts in excess of estimated undiscounted cash flows are written down to fair value.

We have identified the determination of impairment indicators for proved natural gas properties as a critical audit matter due to the significant judgments management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of the properties may not be recoverable. We have also identified elements of the Company’s recoverability test for proved natural gas properties as a critical audit matter due to the significant judgments management makes when determining future cash flows. Auditing management’s judgements related to these matters involved especially challenging auditor judgment due to the nature and extent of audit effort required, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions related to the determination of impairment indicators and elements of the Company’s recoverability analysis for proved natural gas properties included the following, among others:

•We evaluated management’s analysis of impairment indicators by:
◦Testing the effectiveness of Company’s impairment controls.
◦Assessing whether proved natural gas properties having indicators of impairment were appropriately identified.
•We obtained the recoverability test analysis including the estimation of natural gas properties reserves quantities:
◦We tested the effectiveness of controls related to the Company’s recoverability test analysis and its estimation of proved natural gas properties reserve quantities, including controls relating to the natural gas prices.
◦We evaluated the reasonableness of future capital expenditures by comparing to historical wells drilled.

◦With the assistance of our fair value specialists, we assessed the key assumptions and estimates, including natural gas prices and risk factors by:
▪Understanding the methodology used by management for development of the natural gas prices and comparing the estimated prices to an independently determined range of prices, including published forward pricing indices and third-party industry sources.
▪Evaluating the risk factors applied to the cash flows for probable and possible natural gas reserves by comparing to industry surveys.
◦We assessed the probability weighting of management’s cash flow scenarios.
•We evaluated the experience, qualifications and objectivity of management’s specialist, an independent reservoir engineering firm, including the methodologies and calculation procedures used to estimate natural gas reserves and performing analytical procedures on the reserve quantities.

Embedded features in the Replacement Notes and Valuation of Derivatives— Refer to Notes 2, 7, 8 and 9 to the financial statements

Critical Audit Matter Description
During 2023, the Company issued and sold $250.0 million of 10% Senior Notes due October 2025 and $83.3 million of 6% Senior Convertible Notes due October 2025 (collectively, the “Replacement Notes”). The issuance of the Replacement Notes to the holder of the Extinguished Convertible Notes resulted in the satisfaction and discharge of the Company’s outstanding principal repayment obligation under the Extinguished Convertible Notes due May 2025. The Company evaluated the potential embedded features within the Replacement Notes host contracts and determined that the Convertible Feature, Share Coupon, the Cash Shortfall Payments and the Make Whole embedded features required bifurcation as a single unit of account from the Replacement Notes and accounted for them separately at fair value.

Given the complexity of accounting for embedded features in the Replacement Notes and the degree of judgment involved in valuation of the embedded derivatives, auditing the related accounting conclusions and valuation involved significant auditor judgment and an increased extent of effort, including the use of our fair value specialists and professionals in our firm with expertise in financial instruments.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s significant judgments and assumptions related to embedded derivatives in the Replacement Notes host contracts included the following, among others:

•We read the Replacement Notes agreements to understand the terms and conditions, economic substance and embedded features requiring evaluation.

•With the assistance of professionals in our firm with expertise in financial instruments, we evaluated management’s analysis of each embedded feature and the application of the relevant accounting guidance to assess if the embedded features require recognition as separate derivative financial instruments.

•We obtained an understanding of management’s process for developing the estimated fair value, including understanding the method applied. Further, with the assistance of our fair value specialists, we evaluated the significant assumptions and methodology used in developing the fair value estimates, including:
◦Evaluating management’s estimation related to stock price, risk-free rate, discount rate and dividend yield.
◦Comparing the forecasted volatility of the Company’s common stock price to its historical volatility.
◦Evaluating management’s methodologies including discounted cash flow model, Black-Scholes-Merton Model and Monte Carlo Simulation.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2024

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Tellurian Inc.
Opinions on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tellurian Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2024

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$75,789	$474,205
Accounts receivable	25,790	76,731
Prepaid expenses and other current assets	15,951	23,355
Total current assets	117,530	574,291

Property, plant and equipment, net	1,136,299	789,076
Other non-current assets	70,199	63,316
Total assets	$1,324,028	$1,426,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,548	$4,805
Accrued and other liabilities	123,650	129,180
Borrowings	—	163,556
Total current liabilities	179,198	297,541

Long-term liabilities:
Borrowings	361,402	382,208
Finance lease liabilities	121,450	49,963
Other non-current liabilities	37,054	24,428
Total long-term liabilities	519,906	456,599

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 1,600,000,000 and 800,000,000 shares authorized: 703,739,585 and 564,567,568 shares outstanding, respectively	6,866	5,456
Additional paid-in capital	1,765,044	1,647,896
Accumulated deficit	(1,147,047)	(980,870)
Total stockholders’ equity	624,924	672,543
Total liabilities and stockholders’ equity	$1,324,028	$1,426,683

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Natural gas sales	$166,128	$270,975	$51,499
LNG sales	—	120,951	19,776
Total revenue	166,128	391,926	71,275

Operating costs and expenses:
LNG cost of sales	—	131,663	24,745
Operating expenses	78,186	37,886	11,693
Development expenses	35,616	68,782	50,186
Depreciation, depletion and amortization	98,426	44,357	11,481
General and administrative expenses	101,902	126,386	85,903
Related party charges (Note 6)	660	625	—
Total operating costs and expenses	314,790	409,699	184,008

Loss from operations	(148,662)	(17,773)	(112,733)

Interest expense, net	(18,047)	(13,860)	(9,378)
(Loss) gain on extinguishment of debt, net	(32,295)	—	1,422
Other income (expense), net	32,827	(18,177)	5,951

Loss before income taxes	(166,177)	(49,810)	(114,738)
Income tax benefit (provision)	—	—	—
Net loss	$(166,177)	$(49,810)	$(114,738)

Net loss per common share:
Basic and diluted	$(0.29)	$(0.09)	$(0.28)

Weighted average shares outstanding:
Basic and diluted	565,678	526,946	407,615

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Total shareholders’ equity, beginning balance	$672,543	$418,301	$109,090

Preferred stock	61	61	61

Common stock:
Beginning balance	5,456	4,774	3,309
Common stock issuance	1,407	677	1,361
Share-based compensation, net	3	3	43
Shared-based payments	—	2	1
Warrants exercised	—	—	60
Ending balance	6,866	5,456	4,774

Additional paid-in capital:
Beginning balance	1,647,896	1,344,526	922,042
Common stock issuance	115,614	299,063	406,493
Share-based compensation, net	1,534	3,631	7,892
Share-based payments	—	676	200
Warrants exercised	—	—	8,117
Debt extinguishment	—	—	(218)
Ending balance	1,765,044	1,647,896	1,344,526

Accumulated deficit:
Beginning balance	(980,870)	(931,060)	(816,322)
Net loss	(166,177)	(49,810)	(114,738)
Ending balance	(1,147,047)	(980,870)	(931,060)

Total shareholders’ equity, ending balance	$624,924	$672,543	$418,301

The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(166,177)	$(49,810)	$(114,738)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation, depletion and amortization	98,426	44,357	11,481
Amortization of debt issuance costs, discounts and fees	7,111	2,424	3,102
Share-based compensation	1,537	3,633	5,950
Share-based payments	—	678	200
Interest elected to be paid-in-kind	—	—	508
Loss (gain) on financial instruments not designated as hedges	10,346	(9,073)	(8,693)
Change in fair value of Embedded derivative	(18,594)	—	—
Loss (gain) on extinguishment of debt, net	32,295	—	(1,422)
Other	2,977	1,210	1,035
Net changes in working capital (Note 17)	20,890	(15,953)	41,017
Net cash used in operating activities	(11,189)	(22,534)	(61,560)

Cash flows from investing activities:
Acquisition and development of natural gas properties	(113,653)	(344,800)	(32,364)
Driftwood Project construction costs	(200,127)	(175,791)	(15,208)
Land purchases and land improvements	—	(23,492)	(10,293)
Investment in unconsolidated entity	—	(6,089)	—
Note receivable	(18,000)	(6,595)	—
Capitalized internal use software and other assets	(3,725)	(8,804)	—
Net cash used in investing activities	(335,505)	(565,571)	(57,865)

Cash flows from financing activities:
Proceeds from common stock issuances	115,612	309,021	421,809
Equity issuance costs	(3,489)	(9,281)	(13,955)
Borrowing proceeds	—	501,178	56,500
Borrowing issuance costs	—	(11,487)	(2,854)
Borrowing principal repayments	(166,666)	—	(119,725)
Proceeds from warrant exercise	—	—	8,177
Tax payments for net share settlements of equity awards (Note 17)	—	—	(3,064)
Other	(1,854)	(132)	(1,926)
Net cash (used in) provided by financing activities	(56,397)	789,299	344,962

Net (decrease) increase in cash, cash equivalents and restricted cash	(403,091)	201,194	225,537
Cash, cash equivalents and restricted cash, beginning of period	508,468	307,274	81,737
Cash, cash equivalents and restricted cash, end of period	105,377	508,468	307,274

Supplementary disclosure of cash flow information:
Interest paid, net of capitalized interest	$14,203	$20,647	$4,105
The accompanying notes are an integral part of these consolidated financial statements.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing and plans to own and operate a portfolio of LNG marketing and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and related pipelines. The Driftwood terminal and related pipelines are collectively referred to as the “Driftwood Project.” We also own upstream natural gas assets. On February 6, 2024, we announced that we are exploring a sale of those assets. See Note 19, Subsequent Events, for further information. We refer to the Driftwood Project and our upstream assets collectively as the “Business.”
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
Going Concern
Our Consolidated Financial Statements have been prepared in accordance with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business as well as the Company’s ability to continue as a going concern. In accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, the Company evaluates whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. As of December 31, 2023, the Company has generated losses and cash outflows from operations. We have not yet established an ongoing source of revenues that is sufficient to satisfy our future liquidity thresholds and obligations and fund our working capital needs as they become due during the twelve months following the issuance of the financial statements. These conditions raise substantial doubt about our ability to continue as a going concern.
To date, the Company has been meeting its liquidity needs primarily from cash on hand and the combined proceeds generated by debt and equity issuances, upstream operations, and the sale of common stock under its at-the-market equity offering programs. Our evaluation does not take into consideration the potential mitigating effect of activities that have not been fully implemented or are not within the Company’s direct control. Since the issuance of our interim Condensed Consolidated Financial Statements on November 2, 2023, and through the date of this filing, the Company has undertaken the following actions to improve its available cash balances and liquidity:
•From November 2, 2023 to December 31, 2023, raised net proceeds of approximately $40.2 million from the sale of common stock under our at-the-market equity offering program;

•Subsequent to December 31, 2023, raised net proceeds of approximately $17.8 million from the sale of common stock under our at-the-market equity offering program (See Note 19, Subsequent Events);

•Executed amendments to the Company’s Replacement Notes indentures (See Note 19, Subsequent Events);

•Initiated a process to explore the sale of our upstream natural gas assets (See Note 19, Subsequent Events).

Despite these actions, the Company will need to take further measures to generate additional proceeds from various other potential transactions, such as issuances of equity, equity-linked and debt securities, or similar transactions, managing costs, amending or refinancing the Replacement Notes and offering equity interests in the Driftwood Project (collectively “Management’s Plans”). The Company's ability to effectively implement Management’s Plans is subject to numerous risks and uncertainties such as a potential inability to sell our upstream assets, market demand for our equity and debt securities, commodity prices and other factors affecting natural gas markets. As of the date of this filing, Management’s Plans have not been finalized and are not within the Company’s control and, therefore, cannot be deemed probable. As a result, there remains substantial doubt about the Company’s ability to continue as a going concern.
The Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segments
Segment information is prepared on the same basis that our Chief Operating Decision Maker, uses to manage the segments, evaluate financial results and make key operating decisions. We identified the Upstream, Midstream and Marketing & Trading components as the Company’s operating segments. These operating segments represent the Company’s reportable segments. The remainder of our business is presented as “Corporate,” and consists of corporate costs and intersegment eliminations.
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
Receivables
The Company’s accounts receivable consist primarily of trade receivables from natural gas sales and joint interest billings due from owners on properties the Company operates. The majority of these receivables have payment terms of 30 days or less. The Company generally has the ability to withhold future revenue disbursements to recover non-payment of joint interest billings for receivables due from joint interest owners. We evaluate expected credit losses on our receivables based on relevant information about past events, including historical experience and other relevant conditions which may impact their carrying value. The Company’s historical credit losses have been de minimis and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of the Company’s counterparties.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on our Consolidated Balance Sheets. The carrying value of cash, cash equivalents and restricted cash approximates their fair value.
Concentration of Cash
We maintain cash balances and restricted cash at financial institutions, which may, at times, be in excess of federally insured levels. We have not incurred losses related to these balances to date.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments
We may use derivative instruments to hedge our exposure to cash flow variability from commodity price risk. Derivative instruments are recorded at fair value and included in our Consolidated Balance Sheets as assets or liabilities, depending on the derivative position and the expected timing of settlement, unless they satisfy the criteria for and we elect the normal purchases and sales exception.
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
Management tests property, plant and equipment for impairment whenever there are indicators that the carrying amount of property, plant and equipment might not be recoverable. The carrying values of our proved natural gas properties are reviewed for impairment when events or circumstances indicate that the remaining carrying value may not be recoverable. If there is an indication that the carrying amount of our proved natural gas properties may not be recoverable, we compare the estimated probability-weighted undiscounted future cash flows from our natural gas properties to the carrying values of those properties. Proved properties that have carrying amounts in excess of estimated undiscounted cash flows are written down to fair value.
Leases
The Company determines if an arrangement is a lease at inception. Leases are recognized as either finance or operating leases on our Consolidated Balance Sheets by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. We combine lease and non-lease components of an arrangement for all classes of our leased assets and omit short-term leases with a term of 12 months or less from recognition on the balance sheet. In the absence of a readily determinable implicit interest rate, we discount our expected future lease payments using our incremental borrowing rate. Options to renew a lease are included in the lease term and recognized as part of the right-of-use asset and lease liability, only to the extent they are reasonably certain to be exercised.
Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Lease expense for finance leases is recognized as the sum of the amortization of the right-of-use assets on a straight-line basis and the interest on lease liabilities over the lease term.
Accounting for LNG Development Activities
During the preliminary stage of developing the Driftwood terminal, substantially all the costs related to such activities have been expensed. These costs primarily included professional fees associated with FEED studies and complying with FERC for authorization to construct our terminal and other required permitting for the Driftwood Project.
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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
incurred are directly identifiable, (ii) necessary regulatory permits are secured, (iii) funding for the scope of work is available, and (iv) construction activities are creditable under the LSTK EPC agreement.
Prior to reaching the NTP State, costs incurred to complete construction activities necessary to develop the Driftwood pipelines are capitalized as construction in progress when the following criteria are met: (i) costs incurred are directly identifiable, (ii) necessary regulatory permits are secured, and (iii) funding for the scope of work is available.
Debt
Discounts, premiums, fees and expenses incurred with the issuance of debt are amortized over the term of the debt. These amounts are presented net of our indebtedness balances on the accompanying Consolidated Balance Sheets. We evaluate embedded features within a debt host contract to determine whether there are embedded derivatives that should be bifurcated and carried separately at fair value.
Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recorded at fair value with subsequent changes in fair value recorded in the Consolidated Statements of Operations.
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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
    Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$1,788	$2,174
Restricted cash	4,688	9,375
Derivative asset, net - current (Note 9)	—	10,463
Upstream pipe	4,278	978
Deposits and other current assets	5,197	365
Total prepaid expenses and other current assets	$15,951	$23,355
Restricted Cash
Restricted cash as of December 31, 2023 and December 31, 2022 represents cash held in escrow under the terms of the purchase and sale agreement for the acquisition of certain natural gas assets in the Haynesville Shale. See Note 4, Property, Plant and Equipment, for further information.
NOTE 4 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Upstream natural gas assets:
Proved properties	$492,506	$412,977
Wells in progress	68,797	55,374
Accumulated DD&A	(187,171)	(92,423)
Total upstream natural gas assets, net	374,132	375,928

Driftwood Project assets:
Terminal construction in progress	533,316	292,734
Pipeline construction in progress	35,939	—
Land and land improvements	53,664	52,460
Finance lease assets, net of accumulated DD&A	55,534	56,708
Buildings and other assets, net of accumulated DD&A	310	340
Total Driftwood Project assets, net	678,763	402,242

Fixed assets and other:
Finance lease assets, net of accumulated DD&A	70,691	—
Leasehold improvements and other assets, net of accumulated DD&A	12,713	10,906
Total fixed assets and other, net	83,404	10,906
Total property, plant and equipment, net	$1,136,299	$789,076
Depreciation, depletion and amortization expenses for the years ended December 31, 2023, 2022 and 2021 were approximately $98.4 million, $44.4 million and $11.5 million, respectively.
Terminal Construction in Progress
During the year ended December 31, 2023, we capitalized approximately $240.6 million of directly identifiable project costs as construction in progress, inclusive of approximately $22.4 million in capitalized interest.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pipeline Construction in Progress
On April 21, 2023, the Company received FERC approval for the construction of the Driftwood pipelines. During the second quarter of 2023, pipeline materials and rights of way of approximately $14.6 million were transferred to construction in progress. For the year ended December 31, 2023, we also capitalized approximately $21.4 million of directly identifiable project costs as Pipeline construction in progress, inclusive of approximately $0.6 million in capitalized interest.
Proved Properties
During the year ended December 31, 2023, we put in production five operated Haynesville wells and participated in nine non-operated Haynesville wells that were put in production.
NOTE 5 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	December 31,
	2023	2022
Restricted cash	24,900	24,888
Note receivable	24,189	6,595
Right of use asset — operating leases	12,814	13,303
Investment in unconsolidated entity	6,089	6,089
Pipeline materials and rights of way	—	9,136
Permitting costs	—	916
Land lease and purchase options	$—	$300
Other	2,207	2,089
Total other non-current assets	$70,199	$63,316
Restricted Cash
Restricted cash as of December 31, 2023 and December 31, 2022, represents the cash collateralization of letters of credit associated with finance leases.
Note Receivable
In February 2023, the Company issued an amended and restated promissory note due June 14, 2031 (the “Note Receivable”) to an unaffiliated entity engaged in the development of infrastructure projects in the energy industry. The outstanding principal balance of the Note Receivable as of December 31, 2023 was approximately $24.2 million. The promissory note bears interest at a rate of 6.00%, which is capitalized into the outstanding principal balance annually.
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
Pipeline materials and rights of way
Pipeline materials and rights of way were transferred to construction in progress in the second quarter of 2023. See Note 4, Property, Plant and Equipment.
NOTE 6 — RELATED PARTY TRANSACTIONS
Related Party Contractor Service Fees and Expenses
The Company entered into a one-year independent contractor agreement, effective January 1, 2022, with Mr. Martin Houston, the then-Vice Chairman of the Company’s Board of Directors. Pursuant to the terms and conditions of this agreement, the Company paid Mr. Houston a monthly fee of $50.0 thousand plus approved expenses. In December 2022, the Company amended the independent contractor agreement to expire on the earlier of (i) termination of Mr. Houston and (ii) December 31, 2023, and to increase the monthly fee to $55.0 thousand plus approved expenses. For the years ended December 31, 2023 and 2022, the Company paid Mr. Houston $660.0 thousand and $625.0 thousand, respectively, for contractor service fees and expenses. As of December 31, 2023 and 2022, there were no balances due to Mr. Houston.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Upstream accrued liabilities	47,652	$71,977
Payroll and compensation	15,423	37,329
Accrued taxes	1,476	730
Driftwood Project development activities	24,455	4,423
Lease liabilities	4,710	2,875
Accrued interest	8,293	5,793
Embedded derivative (Note 9)	13,332	—
Other	8,309	6,053
Total accrued and other liabilities	$123,650	$129,180
NOTE 8 — BORROWINGS
The Company’s borrowings consist of the following (in thousands):

	December 31, 2023
	Principal repayment obligation	Unamortized Discount (DFC)	Carrying value
Senior Secured Convertible Notes due 2025	$83,334	$(10,415)	$72,919
Senior Secured Notes due 2025	250,000	(16,954)	233,046
Senior Unsecured Notes due 2028	57,678	(2,241)	55,437
Total borrowings	$391,012	$(29,610)	$361,402

	December 31, 2022
	Principal repayment obligation	Unamortized DFC	Carrying value
Convertible Notes, current	$166,666	$(3,110)	$163,556
Convertible Notes, non-current	333,334	(6,219)	327,115
Senior Unsecured Notes due 2028	57,678	(2,585)	55,093
Total borrowings	$557,678	$(11,914)	$545,764
Amortization of the borrowings’ DFC is a component of Interest expense, net in the Company’s Consolidated Statements of Operations. We amortized approximately $7.1 million, $2.4 million, and $3.1 million during the years ended December 31, 2023, 2022, and 2021, respectively.
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
Partial Redemption
On March 27, 2023, the holder of the Extinguished Convertible Notes delivered to the Company notice to redeem $166.7 million of the initial principal amount of the Extinguished Convertible Notes at par, plus accrued interest (the “Redemption Amount”). On March 28, 2023, the Company irrevocably deposited the Redemption Amount of approximately $169.1 million in order to satisfy the redemption and retirement of $166.7 million principal amount of the Extinguished Convertible Notes, plus accrued interest. As a result of paying the Redemption Amount prior to the Extinguished Convertible Notes’ contractual maturity, the Company wrote off approximately $2.8 million of prorated unamortized DFC, which was recognized within Loss on extinguishment of debt, net, in its Consolidated Statements of Operations.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Extinguishment
On August 15, 2023, we issued and sold in a private placement $250.0 million aggregate principal amount of 10% Senior Secured Notes due October 1, 2025 (the “Senior Notes”) and approximately $83.3 million aggregate principal amount of 6% Secured Convertible Notes (the “Convertible Notes”) due October 1, 2025 (collectively the “Replacement Notes”). The issuance of the Replacement Notes to the holder of the Extinguished Convertible Notes resulted in the satisfaction and discharge of the Company’s outstanding principal repayment obligation under the Extinguished Convertible Notes. As a result, the Company recorded a Loss on extinguishment of debt of approximately $29.5 million in its Consolidated Statements of Operations.
Amendments to the Replacement Notes Indentures
On January 2, 2024, we amended the indentures governing the Replacement Notes. See Note 19, Subsequent Events, for further information.
Senior Secured Notes due 2025
The Senior Notes have quarterly interest payments in cash due on the first day of January, April, July, and October of each year, commencing in October 2023. DFC of approximately $20.1 million were capitalized and are being amortized over the term of the Senior Notes using the effective interest rate method. Holders of the Senior Notes may force the Company to redeem the applicable Senior Notes for cash upon (i) a fundamental change or (ii) an event of default. On or after October 1, 2024, the holders of the Senior Notes may redeem up to the entire principal amount of the Senior Notes for a cash purchase price equal to the principal amount of the Senior Notes being redeemed, plus accrued and unpaid interest, if the Company’s liquidity falls below (a) $200.0 million, if the Convertible Notes are not outstanding at such time, or (b) $250.0 million, if any of the Convertible Notes are outstanding at such time. The Company may provide written notice to each holder of the Senior Notes calling all of such holder’s Senior Notes for redemption for a cash purchase price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest (the “Optional Redemption”).
Our borrowing obligations under the Senior Notes are collateralized by a first priority lien on the Company’s equity interests in Tellurian Production Holdings LLC (“Tellurian Production Holdings”), a wholly owned subsidiary of Tellurian Inc. Tellurian Production Holdings owns all of the Company’s upstream natural gas assets described in Note 4, Property, Plant and Equipment. The Senior Notes contain financial and non-financial covenants, including a minimum cash balance of $50.0 million. As of December 31, 2023, we remained in compliance with all covenants under the Senior Notes.
As of December 31, 2023, the estimated fair value of the Senior Notes was approximately $215.3 million. The Level 3 fair value was estimated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and inputs that are not observable in the market.
Senior Secured Convertible Notes due 2025
The Convertible Notes have quarterly interest payments in cash due on the first day of January, April, July, and October of each year, commencing in October 2023. DFC of approximately $12.3 million were capitalized and are being amortized over the term of the Senior Convertible Notes using the effective interest rate method. The holders of the Convertible Notes have the right to convert the notes into shares of our common stock at an initial conversion rate of 512.8205 shares per $1,000 principal amount of notes (equivalent to a conversion price of approximately $1.95 per share of common stock) (the “Conversion Price”), subject to adjustment in certain circumstances, at any time until the second trading day immediately prior to the maturity date (the “Conversion Feature”). The Company will force the holders of the Convertible Notes to convert all of the notes if the trading price of our common stock closes above 300% of the Conversion Price for 20 consecutive trading days and certain other equity conditions are satisfied. Holders of the Convertible Notes may force the Company to redeem the applicable Notes for cash upon (i) a fundamental change or (ii) an event of default. On or after October 1, 2024, the holders of the Convertible Notes may redeem up to the entire principal amount of the notes for a cash purchase price equal to the principal amount of the notes being redeemed, plus accrued and unpaid interest, if the Company’s liquidity falls below (a) $75.0 million, if the Senior Notes are not outstanding at such time, or (b) $250.0 million, if any of the Senior Notes are outstanding at such time. The shares subject to conversion are excluded from the computation of diluted loss per share because including it in the computation would have been antidilutive for the periods presented.
Our borrowing obligations under the Convertible Notes are collateralized by a first priority lien on the Company’s equity interests in Tellurian Production Holdings and mortgages of the material real property oil and gas assets of Tellurian Production Holdings LLC and its subsidiaries (together, the “Collateral”). Tellurian Production Holdings owns all of the Company’s upstream natural gas assets described in Note 4, Property, Plant and Equipment. The Collateral will be removed as a secured obligation under the Convertible Notes if the Senior Notes are no longer outstanding. The Convertible Notes contain financial and non-financial covenants, including a minimum cash balance of $50.0 million. As of December 31, 2023, we remained in compliance with all covenants under the Convertible Notes.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the estimated fair value of the Convertible Notes was approximately $70.1 million. The Level 3 fair value was estimated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and inputs that are not observable in the market.
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
The Company evaluated the potential embedded features within the Replacement Notes host contracts and determined that the Convertible Feature, Share Coupon, the Cash Shortfall Payments and the Make Whole embedded features required bifurcation as a single unit of account from the Replacement Notes and accounted for them separately at fair value. See Note 9, Financial Instruments, for more information on the fair value measurement of the Replacement Notes embedded derivatives.
Senior Unsecured Notes due 2028
On November 10, 2021, we sold in a registered public offering $50.0 million aggregate principal amount of 8.25% Senior Unsecured Notes due November 30, 2028 (the “Senior Unsecured Notes”). Net proceeds from the Senior Unsecured Notes were approximately $47.5 million after deducting fees. The underwriter was granted an option to purchase up to an additional $7.5 million of the Senior Unsecured Notes within 30 days. On December 7, 2021, the underwriter exercised the option and purchased an additional $6.5 million of the Senior Unsecured Notes resulting in net proceeds of approximately $6.2 million after deducting fees. The Senior Unsecured Notes have quarterly interest payments due on January 31, April 30, July 31, and October 31 of each year and on the maturity date. As of December 31, 2023, the Company was in compliance with all covenants under the indenture governing the Senior Unsecured Notes. The Senior Unsecured Notes are listed and trade on the NYSE American under the symbol “TELZ,” and are classified as Level 1 within the fair value hierarchy. As of December 31, 2023, the closing market price was $12.25 per Senior Unsecured Note.
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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 9 — FINANCIAL INSTRUMENTS
Natural Gas Financial Instruments
The primary purpose of our commodity risk management activities is to hedge our exposure to cash flow variability from commodity price risk due to fluctuations in commodity prices. The Company may use natural gas financial futures and option contracts to economically hedge the commodity price risks associated with a portion of our expected natural gas production. As of December 31, 2023, there were no open natural gas financial instrument positions.
LNG Financial Futures
During the year ended December 31, 2021, we entered into LNG financial futures contracts to reduce our exposure to commodity price fluctuations and to achieve more predictable cash flows relative to two LNG cargos that we were committed to purchase from and sell to unrelated third-party LNG merchants in the normal course of business in January and April 2022. As of December 31, 2023, there were no open LNG financial instrument positions.
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
Embedded Derivatives
We evaluate embedded features within a host contract to determine whether they are embedded derivatives that should be bifurcated and carried separately at fair value. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recorded at fair value with subsequent changes in fair value recorded in Other income (expense), net in the Company’s Consolidated Statement of Operations. As described in Note 8, Borrowings, we determined that the Replacement Notes contained embedded features which required bifurcation from the host contracts.
The following table presents the classification of the Company’s financial instruments that are required to be measured at fair value on a recurring basis on the Company’s Consolidated Balance Sheets (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Current Assets:
Natural Gas Financial Instruments	$—	$10,463
LNG Financial Futures	—	—
Current liabilities:
Contingent Consideration	—	118
Embedded derivatives	13,332	—
Long-term liabilities
Embedded derivatives	18,892	—

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the effect of the Company’s financial instruments which are included within Other expense, net on the Consolidated Statements of Operations (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Natural gas financial instruments:
Realized gain (loss)	$23,310	$(27,179)
Unrealized (loss) gain	(10,463)	10,463
LNG financial futures contracts:
Realized gain	—	3,532
Unrealized loss	—	5,161
Contingent Consideration:
Realized gain	118	—
Unrealized gain	—	3,770
Embedded derivative
Realized gain	1,554	—
Unrealized gain	17,041	—
The following table summarizes changes in the Company’s Embedded Derivatives (in thousands):

Year ended December 31, 2023
Balance at January 1, 2023	$—
Issued	56,005
Settled	(5,186)
Total gains or losses (realized and unrealized) included in earnings	(18,594)
Balance at December 31, 2023	$32,225
The Company’s natural gas financial instruments are valued using quoted prices in active exchange markets as of the balance sheet date and are classified as a Level 1 fair value measurement. The fair value of the Company’s embedded derivatives as of December 31, 2023 was estimated using a Black-Scholes valuation model which is considered to be a Level 3 fair value measurement.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Trade Finance Credit Line
On July 19, 2021, we entered into an uncommitted trade finance credit line for up to $30.0 million that is intended to finance the purchase of LNG cargos for ultimate resale in the normal course of business. On December 7, 2021, the uncommitted trade finance credit line was amended and increased to $150.0 million. As of December 31, 2023, no amounts were drawn under this credit line.
Minimum Volume Commitments
The Company is subject to gas gathering commitments with unrelated companies which provide dedicated gathering capacity for a portion of the Upstream segment’s Haynesville Shale future natural gas production. The gas gathering agreements may require us to make deficiency payments to the extent the Company does not meet the minimum volume commitments per the terms of each contract. The estimated minimum volume deficiency liability as of December 31, 2023 is approximately $5.0 million.
NOTE 11 — STOCKHOLDERS’ EQUITY
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

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 30, 2022, we entered into a new at-the-market equity offering program pursuant to which the Company may sell shares of its common stock from time to time on the NYSE American for aggregate sales proceeds of up to $500.0 million. For the year ended December 31, 2023, we issued 135.8 million shares of our common stock under our at-the-market equity offering program for net proceeds of approximately $112.1 million. See Note 19, Subsequent Events, for further information.
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
NOTE 12 — 2020 SEVERANCE AND REORGANIZATION
Employee Retention Plan
During the first quarter of 2020, we implemented a cost reduction and reorganization plan due to the sharp decline in oil and natural gas prices as well as the negative economic effects of the COVID-19 pandemic. We satisfied all amounts owed to former employees. In July 2020, the Company’s Board of Directors approved an employee retention incentive plan (the “Employee Retention Plan”) aggregating $12.0 million. The Employee Retention Plan was designed to vest in four equal installments upon the attainment of a ten-day average closing price of the Company’s common stock above $2.25, $3.25, $4.25 and $5.25 (the “Stock Performance Targets”). During the year ended December 31, 2021, three of the four installments vested and we recognized approximately $7.9 million in retention charges within General and administrative expenses and Development expenses in our Consolidated Statements of Operations, of which $3.6 million was paid during 2022. The plan expired on March 31, 2022, and the fourth installment did not vest, as the final Stock Performance Target was not attained.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For the years ended December 31, 2023, 2022 and 2021, Tellurian recognized approximately $1.5 million, $3.6 million and $6.0 million, respectively, of share-based compensation expense related to all share-based awards. As of December 31, 2023, unrecognized compensation expense, based on the grant date fair value, for all share-based awards totaled approximately $172.2 million.
Restricted Stock
As of December 31, 2023, we had approximately 26.2 million shares of primarily performance-based Restricted Stock outstanding, of which approximately 14.9 million shares will vest entirely based upon an affirmative FID by the Company’s Board of Directors, as defined in the award agreements, and approximately 10.8 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of primarily performance-based Restricted Stock, totaling approximately 0.5 million shares, will vest based on other criteria. As of December 31, 2023, no expense had been recognized in connection with performance-based Restricted Stock.
The approximately 26.2 million shares of primarily performance-based and time-based Restricted Stock have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
Summary of our Restricted Stock transactions for the year ended December 31, 2023 (shares and units in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	27,426	$6.52
Granted (1)	1,993	1.19
Vested	(352)	2.57
Forfeited	(2,868)	2.91
Unvested at December 31, 2023	26,199	6.57
(1) The weighted-average per share grant date fair values of Restricted Stock granted during the years ended December 31, 2022 and 2021 were $4.46 and $2.90, respectively.
The total grant date fair value of restricted stock vested during the years ended December 31, 2023, 2022 and 2021 was approximately $0.9 million, $1.7 million and $7.4 million, respectively.
Stock Options
Participants in the 2016 Plan have been granted non-qualified options to purchase shares of common stock. Stock options are granted at a price not less than the market price of the common stock on the date of grant.
Summary of our stock option transactions for the year ended December 31, 2023 (stock options in thousands):

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	10,970	$5.01
Granted	—	—
Exercised	—	—
Forfeited or expired	(138)	10.32
Outstanding at December 31, 2023	10,832	4.95
Exercisable at December 31, 2023	10,832	$4.95

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The stock options that were granted to a former member of the Company’s executive management team during the year ended December 31, 2020 vest and become exercisable upon the achievement of both triggers as follows (stock options in thousands):

Service Trigger (1)	Stock Price Trigger (2)	Amount
December 15, 2021 (3)	$3.50	3,333
December 15, 2022 (4)	$4.50	3,333
December 15, 2023 (5)	$5.50	3,334
		10,000

(1) Satisfied through continued employment or other service to the Company through the designated date.
(2) Satisfied upon the Company’s common stock price closing at a price per share at or equal to the designated closing price for any ten consecutive trading days.
(3) Vested during the year ended December 31, 2021.
(4) Vested during the year ended December 31, 2022.
(5) Vested during the year ended December 31, 2023.
The stock options granted during the year ended December 31, 2020, were set to expire on the fifth anniversary of the date of its grant but will now expire in March 2024.
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
There were no stock options exercised during any of the years ended December 31, 2023, 2022, and 2021. Further, the approximately 10.8 million stock options outstanding have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
NOTE 14 — INCENTIVE COMPENSATION PROGRAM
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
Short-term incentive awards
Short-term incentive (“STI”) awards are payable annually in cash at the discretion of the Company’s Board of Directors. Compensation expense for STI awards is recognized over the performance period when it is probable that the performance condition will be achieved. For the year ended December 31, 2023 we recognized no compensation expense related to STI awards, as compared to approximately $15.7 million for the year ended December 31, 2022.
Long-term incentive awards
Long-term incentive (“LTI”) awards under the ICP were granted in January 2022 in the form of “tracking units,” at the discretion of the Company’s Board of Directors (the “2021 LTI Award”). Each such tracking unit has a value equal to one share of Tellurian common stock and entitles the grantee to receive, upon vesting, a cash payment equal to the closing price of our common stock on the trading day prior to the vesting date. These tracking units will vest in three equal tranches at grant date, and the first and second anniversaries of the grant date. Non-vested 2021 LTI Awards as of December 31, 2023 during the period were as follows:

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Tracking Units (in thousands)	Price per Tracking Unit
Balance at January 1, 2023	12,719	$1.68
Granted	—	$—
Vested	(6,359)	2.13
Forfeited	(368)	1.50
Unvested balance at December 31, 2023	5,992	$0.76
LTI awards under the ICP were granted in February 2023 in the form of “tracking units,” at the discretion of the Compensation Committee of the Company’s Board of Directors (the “2022 LTI Awards”). Each such tracking unit has a value equal to one share of Tellurian common stock and entitles the grantee to receive, upon vesting, a cash payment equal to the closing price of our common stock on the trading day prior to the vesting date. These tracking units will vest in three equal tranches at the grant date and the first and second anniversaries of the grant date. Non-vested 2022 LTI Awards as of December 31, 2023 and awards granted during the period were as follows:

	Number of Tracking Units (in thousands)	Price per Tracking Unit
Balance at January 1, 2023	—	—
Granted	14,802	$2.10
Vested	(4,934)	1.63
Forfeited	(606)	1.46
Unvested balance at December 31, 2023	9,262	$0.76
We recognize compensation expense for awards with graded vesting schedules over the requisite service periods for each separately vesting portion of the award as if each award was in substance multiple awards. Compensation expense for the first tranche of the 2021 LTI Awards and the 2022 LTI Awards that vested at the grant date was primarily recognized over the performance period when it was probable that the performance condition was achieved. Compensation expense for the second and third tranches of the 2021 LTI Awards and the 2022 LTI Awards is recognized on a straight-line basis over the requisite service vesting period. Compensation expense for unvested tracking units is subsequently adjusted each reporting period to reflect the estimated payout levels based on changes in the Company’s stock price and actual forfeitures.
Compensation expense (income) related to the second and third tranches of the 2021 LTI Awards and the 2022 LTI Awards are as follows (in thousands):

	Year Ended December 31,
	2023	2022
2022 LTI Awards	$5,280	$—
2021 LTI Awards	(788)	15,681

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 — INCOME TAXES
Income tax benefit (provision) included in our reported net loss consisted of the following (in thousands):

Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total Current	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total Deferred	—	—	—
Total income tax benefit (provision)	$—	$—	$—
The sources of loss from operations before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(166,694)	$(36,591)	$(111,114)
Foreign	517	(13,219)	(3,624)
Total loss before income taxes	$(166,177)	$(49,810)	$(114,738)

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax benefit (provision) at U.S. statutory rate	$34,897	$10,460	$24,095
Share-based compensation	(126)	(126)	1,352
Executive compensation	(3,919)	(3,688)	(203)
Change in U.S. state tax rate	—	(1,313)	—
Change in foreign tax rate	—	1,816	—
Disallowed interest	(4,683)	—	—
U.S. state tax	5,494	792	4,333
Change in valuation allowance	(29,877)	(8,871)	(29,648)
R&D Credit	—	748	524
Foreign rate differential	(38)	516	(74)
Other	(1,748)	(334)	(379)
Total income tax benefit (provision)	$—	$—	$—

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Capitalized costs	$92,758	$85,875
Compensation and benefits	2,299	8,860
Lease liability	34,391	16,086
Disallowed interest expense carryforward	3,974	3,510
Net operating loss carryforwards and credits:
Federal	124,320	99,922
State	21,036	16,142
Foreign	10,760	11,023
Other, net	14,689	7,080
Deferred tax assets	304,227	248,498
Less valuation allowance	(241,034)	(211,157)
Deferred tax assets, net of valuation allowance	63,193	37,341

Deferred tax liabilities
Property and equipment	(63,193)	(37,341)
Net deferred tax assets	$—	$—
As of December 31, 2023, we had federal, state and international net operating loss (“NOL”) carryforwards of approximately $572.0 million, $361.1 million and $44.7 million, respectively. Approximately $670.6 million of these NOLs have an indefinite carryforward period. All other NOLs will expire between 2036 and 2040.
Due to our historical losses and other available evidence related to our ability to generate taxable income, we have established a valuation allowance to fully offset our federal, state and international deferred tax assets as of December 31, 2023 and 2022. We will continue to evaluate the realizability of our deferred tax assets in the future. The increase in the valuation allowance was approximately $29.9 million for the year ended December 31, 2023.
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
As of December 31, 2023, the Company determined that it has no uncertain tax positions, interest or penalties as defined within ASC 740-10. The Company does not have unrecognized tax benefits. The Company does not believe that it is reasonably possible that the total unrecognized benefits will significantly increase within the next 12 months.
We are subject to tax in the U.S. and various state and foreign jurisdictions. Federal and state tax returns filed with each jurisdiction remain open to examination under the normal three-year statute of limitations.
Pursuant to ASC 740-30-25-17, the Company recognizes deferred tax liabilities associated with outside basis differences on investments in foreign subsidiaries unless the difference is considered essentially permanent in duration. As of December 31, 2023, the Company has not recorded any deferred taxes on unremitted earnings as the Company has no undistributed earnings and profits. If circumstances change in the foreseeable future and it becomes apparent that some or all of the undistributed earnings and profits will not be reinvested indefinitely, or will be remitted in the foreseeable future, a deferred tax liability will be recorded for some or all of the outside basis difference.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 — LEASES
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
The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in thousands):

		December 31,
Leases	Consolidated Balance Sheets Classification	2023	2022
Right of use asset
Operating	Other Non-Current Assets	$12,814	$13,303
Finance	Property, plant and equipment, net	126,225	56,708
Total Leased Assets		$139,039	$70,011
Liabilities
Current
Operating	Accrued and other liabilities	$3,835	$2,734
Finance	Accrued and other liabilities	875	140
Non-Current
Operating	Other non-current liabilities	10,743	12,148
Finance	Finance lease liabilities	121,450	49,963
Total leased liabilities		$136,903	$64,985
Lease costs recognized in our Consolidated Statements of Operations is summarized as follows (in thousands):

	Year Ended December 31,
Lease costs	2023	2022	2021
Operating lease cost	$3,915	$3,149	$2,519
Finance lease cost
Amortization of lease assets	3,461	1,174	788
Interest on lease liabilities	9,202	3,978	2,904
Finance lease cost	$12,663	$5,152	$3,692
Total lease cost	$16,578	$8,301	$6,211

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other information about lease amounts recognized in our Consolidated Financial Statements is as follows:

	December 31,
Lease term and discount rate	2023	2022
Weighted average remaining lease term (years)
Operating lease	3.5	4.5
Finance lease	36.1	48.4
Weighted average discount rate
Operating lease	6.4%	6.2%
Finance lease	8.7%	9.4%
The following shows other quantitative information for our operating and finance leases (in thousands):

	Year Ended December 31,
.	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,333	$3,423	$2,953
Operating cash flows from finance leases	$7,950	$3,674	$1,813
Financing cash flows from finance leases	$512	$132	$1,926
The table below presents an analysis of the maturity of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of December 31, 2022 (in thousands):

	Operating	Finance
2024	$4,666	$10,491
2025	4,721	10,491
2026	4,756	10,491
2027	1,954	10,491
2028	275	10,491
After 2028	—	322,334
Total lease payments	$16,372	$374,789
Less: discount	1,794	252,465
Present value of lease liability	$14,578	$122,324
NOTE 17 — SUPPLEMENTAL CASH FLOW INFORMATION
The following table provides information regarding the net changes in working capital (in thousands):

	Year Ended December 31,
	2023	2022	2021
Accounts receivable	$50,941	$(67,462)	$(4,770)
Prepaid expenses and other current assets	(9,250)	5,801	(2,536)
Accounts payable	(17,950)	1,953	(5,514)
Accounts payable due to related parties	—	—	(910)
Accrued liabilities [1]	(2,851)	44,548	55,884
Other, net	—	(793)	(1,137)
Net changes in working capital	$20,890	$(15,953)	$41,017
1 Excludes changes in the Company’s derivative assets and liabilities.

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2023	2022	2021
Non-cash accruals of property, plant and equipment and other non-current assets	$48,096	$13,323	$56,305
Non-cash settlement of Embedded derivative	$4,899	—	—
Non-cash settlement of withholding taxes associated with the 2019 bonus paid and vesting of certain awards	—	—	3,064
Non-cash settlement of the 2019 bonus paid	—	—	5,430
Asset retirement obligation additions and revisions	—	1,533	76

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$75,789	$474,205	$305,496
Current restricted cash	4,688	9,375	—
Non-current restricted cash	24,900	24,888	1,778
Total cash, cash equivalents and restricted cash in the statement of cash flows	$105,377	$508,468	$307,274
NOTE 18 — DISCLOSURE ABOUT SEGMENTS AND RELATED INFORMATION
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

Year ended December 31, 2023	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$18,047	$—	$148,081	$—	$166,128
Intersegment revenues (purchases) (2) (3)	148,081	(7,969)	(135,781)	(4,331)	—
Segment operating income (loss) (4)	(55,501)	(55,289)	(7,306)	(30,566)	(148,662)
Interest expense, net	1,506	(1,007)	6	(18,552)	(18,047)
Loss on extinguishment of debt, net	—	—	—	(32,295)	(32,295)
Other income (loss), net	1,193	—	12,783	18,850	32,827
Consolidated loss before tax					$(166,177)

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2022	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$15,993	$—	$375,933	$—	$391,926
Intersegment revenues (purchases) (2) (3)	254,984	(1,760)	(241,229)	(11,995)	—
Segment operating income (loss) (4)	130,663	(80,626)	(31,192)	(36,618)	(17,773)
Interest expense, net	—	(1,751)	(454)	(11,655)	(13,860)
Gain on extinguishment of debt, net	—	—	—	—	—
Other income (loss), net	3,770	—	(22,912)	964	(18,177)
Consolidated loss before tax					$(49,810)

Year ended December 31, 2021	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$2,317	$—	$68,958	$—	$71,275
Intersegment revenues (purchases) (2) (3)	49,182	—	(44,755)	(4,427)	—
Segment operating loss (4)	(5,651)	(42,040)	(22,889)	(42,153)	(112,733)
Interest expense, net	(1,642)	(4,722)	—	(3,014)	(9,378)
Gain on extinguishment of debt, net	(665)	2,087	—	—	1,422
Other (loss) income , net	(1,284)	(2,494)	9,460	269	5,951
Consolidated loss before tax					$(114,738)

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
(4) Operating profit (loss) is defined as operating revenues less operating costs and allocated corporate costs.

	Year Ended December 31,
Capital expenditures	2023	2022	2021
Upstream	$112,992	$347,240	$32,364
Midstream	200,127	199,283	25,501
Marketing & Trading	490	675	—
Total capital expenditures for reportable segments	313,609	547,198	57,865
Corporate capital expenditures	3,896	5,690	—
Consolidated capital expenditures	$317,505	$552,888	$57,865
NOTE 19 — SUBSEQUENT EVENTS
Amendments to Replacement Notes Indentures
January Amendments
On January 2, 2024, we amended the supplemental indentures governing the Replacement Notes and issued approximately 47.8 million shares of common stock to the holder of the Replacement Notes to repay approximately $37.9 million of the outstanding principal amount of the notes plus accrued interest of approximately $7.5 million (the “January Transaction”). As part of the January Transaction, the minimum cash balance of $50.0 million was reduced to $40.0 million for the limited period set forth in such indentures and the Company’s liquidity threshold of $250.0 million was reduced to $212.1 million.
February Amendments
On February 22, 2024, we closed an additional transaction (the “February Transaction”) with the holder of the Replacement Notes. The quarterly cash interest payment due, and any stock shortfall payment owed, on April 1, 2024 in respect of the Replacement Notes will be added to the aggregate principal amounts of the applicable notes and we issued all shares due to the holder with respect to the Share Coupon, subject to certain lockup provisions and anti-shorting restrictions. The Company is required to use its reasonable best efforts to sell its upstream natural gas exploration and production assets and to use the

TELLURIAN INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
proceeds from such sale to repay amounts due under the Senior Notes. The Company’s minimum cash balance was reduced as set forth in the supplemental indentures.
The Convertible Notes conversion price is now approximately $1.05 per share, with the number of shares of common stock of the Company issuable upon conversion limited to approximately 42.7 million. The remaining principal amount of the Convertible Notes will remain outstanding as a non-convertible instrument. The Convertible Notes, including the non-convertible component of those notes are required to be paid monthly over a period of 10 months beginning on January 1, 2025. The right of the holder of the Convertible Notes to cause the Company to redeem those notes on or after October 1, 2024 as a result of a failure to satisfy a liquidity threshold has been eliminated.

Tellurian Investments LLC, a wholly owned subsidiary of the Company, provided a non-recourse pledge of all of its equity interests in the principal properties of the Company comprising the Driftwood Project and a certain intercompany note to secure the obligations under the indentures governing the Replacement Notes. Upon repayment in full of the Senior Notes, substantially all collateral securing the Convertible Notes will be released.
At-the-Market Equity Offering Program
Subsequent to December 31, 2023, and through the date of this filing, we issued approximately 29.6 million shares of our common stock under our at-the-market equity offering program for net proceeds of approximately $17.8 million. As of the date of this filing, we have availability to raise aggregate gross sales proceeds of approximately $366.1 million under this at-the-market equity offering program.
Announcement to explore the sale of upstream natural gas assets
As part of Management’s Plans to alleviate substantial doubt, on February 6, 2024, we announced our intention to explore the sale of the Company’s upstream natural gas assets. The carrying value of our upstream natural gas assets are disclosed in Note 4, Property, Plant and Equipment.

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
Table I — Capitalized Costs Related to Natural Gas Producing Activities
Capitalized costs related to Tellurian’s natural gas producing activities are summarized as follows (in thousands):

	December 31,
	2023	2022	2021
Proved properties	$561,303	$468,351	$113,950
Unproved properties	—	—	—
Gross capitalized costs	561,303	468,351	113,950
Accumulated DD&A	(187,171)	(92,423)	(48,637)
Net capitalized costs	$374,132	$375,928	$65,313
Table II — Costs Incurred in Property Acquisitions,Exploration and Development
Costs incurred in natural gas property acquisition (inclusive of producing well costs), exploration and development activities are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Property acquisitions:
Proved	$—	$135,974	$3,409
Unproved	—	—	—
Exploration costs	—	—	—
Development costs	116,045	210,546	28,955
Costs incurred	$116,045	$346,520	$32,364
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

	Year Ended December 31,
	2023	2022	2021
Natural gas sales	$166,128	$270,977	$51,499
Operating costs	88,276	53,963	20,576
Depreciation, depletion and amortization	95,202	43,966	10,998
Total operating costs and expenses	183,478	97,929	31,574
Results of operations	$(17,350)	$173,048	$19,925

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
The estimates of our proved reserves as of December 31, 2023, 2022 and 2021 have been prepared by Netherland, Sewell & Associates, Inc., independent petroleum consultants.

	Gas (MMcf)	Gas Equivalent (MMcfe)
Proved reserves:
December 31, 2020	99,508	99,508
Extensions, discoveries and other additions	202,897	202,897
Revisions of previous estimates	35,237	35,237
Production	(14,306)	(14,306)
Sale of reserves-in-place	—	—
Purchases of reserves-in-place	—	—
December 31, 2021	323,336	323,336
Extensions, discoveries and other additions	113,047	113,047
Revisions of previous estimates	(52,185)	(52,185)
Production	(47,322)	(47,322)
Sale of reserves-in-place	—	—
Purchases of reserves-in-place	108,017	108,017
December 31, 2022	444,893	444,893
Extensions, discoveries and other additions	983	983
Revisions of previous estimates	(179,737)	(179,737)
Production	(72,476)	(72,476)
Sale of reserves-in-place	(15,627)	(15,627)
Purchases of reserves-in-place	—	—
December 31, 2023	178,036	178,036
Proved developed reserves:
December 31, 2021	73,927	73,927
December 31, 2022	218,382	218,382
December 31, 2023	178,036	178,036
Proved undeveloped reserves:
December 31, 2021	249,409	249,409
December 31, 2022	226,511	226,511
December 31, 2023	—	—
2022 to 2023 Overall Reserve Changes
•The Company added 1 Bcfe of proved developed reserves from drilling activities.
•The Company had total negative revisions of approximately 180 Bcfe, comprised primarily of a 170 Bcfe negative revision from removing proved undeveloped locations due to uncertainty regarding the Company's future commitment to capital, a 12 Bcfe negative revision from decreases in commodity prices, a 26 Bcfe negative revision from well performance and a 27 Bcfe positive revision from changes in ownership.

•The Company divested 16 Bcfe of proved undeveloped reserves.

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2022 to 2023 PUD Changes
•The Company had total negative revisions of approximately 170 Bcfe from removing proved undeveloped locations due to uncertainty regarding the Company's future commitment to capital
•The Company divested 16 Bcfe of proved undeveloped reserves.
•The Company converted approximately 41 Bcfe from proved undeveloped to proved developed reserves.
2021 to 2022 Overall Reserve Changes
•The Company added 113 Bcfe of proved reserves comprised of 89 Bcfe from additional proved undeveloped locations and 24 Bcfe of proved developed reserves from drilling activities.
•The Company had total negative revisions of approximately 52 Bcfe, comprised primarily of a 38 Bcfe negative revision from removing proved undeveloped locations that now fall outside of the SEC mandated five-year development window, a 25 Bcfe negative revision from changes in lateral lengths and ownership, a 3 Bcfe negative revision from increased operational costs, partially offset by an 8 Bcfe positive revision from improved well performance, and a 6 Bcfe positive revision due to an increase in commodity prices. The removal of the proved undeveloped locations that fell outside of the five-year development window resulted from a re-prioritization of activity due to (i) our asset acquisition and (ii) unanticipated third party development activity that caused an existing well to be shut in and unable to return to production and thereby required us to alter our drilling schedule to preserve the affected leases.
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
Future cash inflows and future production and development costs as of December 31, 2023, 2022 and 2021 were determined by applying the average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of natural gas and condensate to be produced. Actual future prices and costs may be materially higher or lower than the prices and costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on the continuation of the economic conditions applied for that year. Estimated future income taxes are computed using current statutory income tax rates, including consideration of the current tax basis of the properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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
The following summary sets forth our future net cash flows relating to proved natural gas and condensate reserves based on the standardized measure (in thousands):

	Year Ended December 31,
	2023	2022	2021
Future cash inflows	$326,246	$2,441,930	$945,651
Future production costs	(102,356)	(341,925)	(133,909)
Future development costs	(56,207)	(360,107)	(211,836)
Future income tax provisions	—	(257,908)	(54,401)
Future net cash flows	167,683	1,481,990	545,505
Less effect of a 10% discount factor	(42,254)	(445,686)	(181,302)
Standardized measure of discounted future net cash flows	$125,429	$1,036,304	$364,203

TELLURIAN INC.
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Table VI — Changes in Standardized Measure of Discounted Future Net Cash Flows Related to Proved Natural Gas Reserves
The following sets forth the changes in the standardized measure of discounted future net cash flows (in thousands):

December 31, 2020	$6,885
Sales and transfers of gas and condensate produced, net of production costs	(39,806)
Net changes in prices and production costs	110,850
Extensions, discoveries, additions and improved recovery, net of related costs	255,246
Development costs incurred	—
Revisions of estimated development costs	10,643
Revisions of previous quantity estimates	35,012
Accretion of discount	688
Net change in income taxes	(27,455)
Purchases of reserves in place	—
Sales of reserves in place	—
Changes in timing and other	12,140
December 31, 2021	$364,203
Sales and transfers of gas and condensate produced, net of production costs	(236,374)
Net changes in prices and production costs	503,099
Extensions, discoveries, additions and improved recovery, net of related costs	255,970
Development costs incurred	154,931
Revisions of estimated development costs	(105,352)
Revisions of previous quantity estimates	(143,398)
Accretion of discount	36,420
Net change in income taxes	(127,154)
Purchases of reserves in place	262,050
Sales of reserves in place	—
Changes in timing and other	71,909
December 31, 2022	$1,036,304
Sales and transfers of gas and condensate produced, net of production costs	(101,438)
Net changes in prices and production costs	(660,129)
Extensions, discoveries, additions and improved recovery, net of related costs	1,227
Development costs incurred	75,788
Revisions of estimated development costs	(88,121)
Revisions of previous quantity estimates	(331,376)
Accretion of discount	63,350
Net change in income taxes	154,609
Purchases of reserves in place	—
Sales of reserves in place	(30,124)
Changes in timing and other	5,339
December 31, 2023	$125,429

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Octávio Simões, the Company’s Chief Executive Officer, in his capacity as co-principal executive officer, Daniel Belhumeur, the Company's President, in his capacity as co-principal executive officer, and Simon Oxley, the Company’s Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, to allow timely decisions regarding required disclosure. We periodically review the design and effectiveness of our disclosure controls, including compliance with various laws and regulations that apply to our operations both inside and outside the U.S. We make modifications to improve the design and effectiveness of our disclosure controls and may take other corrective action if our reviews identify deficiencies or weaknesses in our controls.
Management’s Annual Report on Internal Control Over Financial Reporting
The management report called for by Item 308(a) of Regulation S-K is set forth in Item 8 of Part II of this Annual Report on Form 10-K.
The independent auditors report called for by Item 308(b) of Regulation S-K is set forth in Item 8 of Part II of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K). In addition, we did not adopt or terminate a Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023.

Construction Incentive Award
On February 16, 2024, the Compensation Committee of the Company’s Board of Directors approved the issuance of a cash incentive award to Simon Oxley, the Company’s Chief Financial Officer, in the amount set forth below (the “Award”) in connection with the development of Phases 1 through 4 (each, a “Phase”) of the Company’s Driftwood LNG facility pursuant to the four LSTK EPC agreements for the Driftwood terminal, dated November 10, 2017, between Driftwood LNG and Bechtel (each as amended, restated, modified, extended or supplemented, or any successor contracts or arrangements with respect to the engineering, procurement and construction of the Driftwood facility, an “EPC Contract”):

	Award
Name and principal position	Phase 1	Phase 2	Phase 3	Phase 4
Simon G. Oxley
Chief Financial Officer	$4,800,000.00	$2,400,000.00	$2,400,000.00	$2,400,000.00

The general terms of the Award are as follows:
•Vesting. Twenty-five percent (25%) of the Award allocated to any Phase of the Driftwood facility will vest and become payable on each of the first, second, third and fourth anniversaries of the date on which a notice to proceed or similar action or authorization is issued and delivered by Driftwood LNG under an EPC Contract to commence the performance of work on the applicable Phase of the Driftwood facility (the “NTP Date”). Vesting may be accelerated in certain circumstances.

•Expiration. The Award will expire on April 17, 2028 (the “Expiration Date”). If the NTP Date for any Phase does not occur by the Expiration Date, entitlement to the Award allocated to such Phase will lapse and be forfeited without any right to compensation.
A form of the construction incentive award agreement is filed or incorporated by reference as Exhibit 10.24 to this Annual Report on Form 10-K and is incorporated herein by reference. The foregoing summary is qualified in its entirety by the terms of the form of agreement.
Amendments to Replacement Notes Indentures
We amended the indentures governing the Replacement Notes on February 22, 2024, as described in Note 19, Subsequent Events, to the Consolidated Financial Statements.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than April 29, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than April 29, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than April 29, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than April 29, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from Tellurian’s Definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than April 29, 2024.

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
3.2
Second Amended and Restated By-Laws of Tellurian Inc., effective as of December 8, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 11, 2023)

4.1*	Description of Capital Stock and Debt Securities
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)
4.3
Indenture, dated as of November 10, 2021, by and between Tellurian Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021)

4.3.1
First Supplemental Indenture, dated as of November 10, 2021, by and between Tellurian Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 10, 2021))

4.3.2
Second Supplemental Indenture, dated as of November 10, 2021, by and between Tellurian Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

4.3.3	Form of 8.25% Senior Note due 2028 (included as Exhibit A to Exhibit 4.5)
4.4
Indenture, dated as of June 3, 2022, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 3, 2022)

4.4.1
Eighth Supplemental Indenture, dated as of August 15, 2023, by and among Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 10.00% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 16, 2023)

4.4.2
First Amendment to Eighth Supplemental Indenture, dated as of January 2, 2024, by and among Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 10.00% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 2, 2024)

4.4.3††‡*
Second Amendment to Eighth Supplemental Indenture, dated as of February 22, 2024, by and among Tellurian Inc., as issuer, Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 10.00% Senior Secured Notes due 2025

4.4.4*	Form of 10.00% Senior Secured Note due 2025
4.4.5
Ninth Supplemental Indenture, dated as of August 15, 2023, by and among Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 16, 2023)

Exhibit No.	Description
4.4.6
First Amendment to Ninth Supplemental Indenture, dated as of January 2, 2024, by and among Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 2, 2024)

4.4.7‡*
Second Amendment to Ninth Supplemental Indenture, dated as of February 22, 2024, by and among Tellurian Inc., as issuer, Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 6.00% Senior Secured Convertible Notes due 2025

4.4.8*	Form of 6.00% Senior Secured Convertible Note due 2025 (included as Exhibit B to Exhibit 4.4.7)
10.1††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.1.1
Change Order CO-001, dated as of May 18, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.1.2††
Change Order CO-002, dated as of July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.1.3††
Change Order CO-003, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.1.4††
Change Order CO-004, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.5.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.1.5††
Change Order CO-005, executed on December 17, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.5.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.1.6††
Change Order CO-006, executed on October 20, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.3.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.1.7††
Change Order CO-007, dated as of March 24, 2022, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

10.1.8††
Change Order CO-008, dated as of March 30, 2022, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

10.1.9‡
Change Order CO-009, dated as of July 15, 2022, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

Exhibit No.	Description
10.1.10‡
Change Order CO-010, dated as of October 10, 2022, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022)

10.1.11‡
Change Order CO-011, dated as of February 27, 2023, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.2††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.2.1
Change Order CO-001, dated as of May 18, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.2.2††
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.2.3††
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.6.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.2.4††
Change Order CO-004, dated as of January 21, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 2 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.3††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.3.1
Change Order CO-001, dated as of May 18, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.3.2
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.3.3††
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.7.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.3.4††
Change Order CO-004, dated as of January 21, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 3 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

Exhibit No.	Description
10.4††
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 13, 2017)

10.4.1
Change Order CO-001, dated as of May 18, 2018, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.4.2
Change Order CO-002, executed on July 24, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

10.4.3††
Change Order CO-003, executed on October 21, 2019, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.8.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019)

10.4.4††
Change Order CO-004, dated as of January 21, 2020, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 4 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Oil, Gas and Chemicals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.5‡
Securities Purchase Agreement, dated as of August 8, 2023, by and between Tellurian Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

10.6
Redemption Letter Agreement, dated as of August 8, 2023, by and among Tellurian Inc. and the other parties named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)

10.7‡
Letter Agreement, dated as of December 28, 2023, by and between Tellurian Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2023)

10.8‡*	Letter Agreement, dated as of February 22, 2024, by and between Tellurian Inc. and the investor named therein
10.9†
Independent Contractor Agreement, dated as of March 30, 2022, by and between Tellurian Inc. and Martin Houston (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

10.9.1†
Amendment to Independent Contractor Agreement, dated as of December 14, 2022, by and between Tellurian Inc. and Martin Houston (incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.9.2†*	Second Amendment to Independent Contractor Agreement, dated as of February 16, 2024, by and between Tellurian Inc. and Martin Houston
10.10†‡*	Amended and Restated Chief Executive Officer Employment Agreement, effective as of February 19, 2024, by and between Tellurian Inc. and Octávio Simões
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

10.13†‡
Executive Chairman Employment Agreement, effective as of October 1, 2021, by and between Tellurian Inc. and Charif Souki (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021)

10.14†*	Separation Agreement and General Release, dated as of December 19, 2023, by and between Tellurian Inc. and Charif Souki

Exhibit No.	Description
10.15†‡
Separation Agreement and General Release, dated as of March 5, 2023, by and between Tellurian Inc. and L. Kian Granmayeh (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.16†‡	Tellurian Inc. Executive Severance Plan, effective as of January 6, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 6, 2022)
10.17†‡
Tellurian Inc. Employee Severance Plan, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

10.18†	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
10.19†	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
10.20†[1]	Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2017)
10.20.1†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2018)

10.20.2†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.23.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.20.3†
Form of Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (Directors) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.20.4†
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Employees) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)

10.20.5†
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021)

10.20.6†
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.18.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

10.20.7†
Form of Stock Option Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.20.8†
Stock Option Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan, dated as of December 15, 2020, by and between Tellurian Inc. and Charif Souki (incorporated by reference to Exhibit 10.23.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.20.9†
Form of Omnibus Amendment to Outstanding Restricted Stock Agreement under Tellurian Inc. Amended and Restated 2016 Omnibus Incentive Compensation Plan, effective as of January 6, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.21†	Tellurian Inc. Incentive Compensation Program, effective as of November 18, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2022)
10.21.1†
Form Long Term Incentive Award Agreement under the Tellurian Inc. Incentive Compensation Program (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.21.2†
Long Term Incentive Award Agreement under the Tellurian Inc. Incentive Compensation Program, effective as of January 13, 2022, by and between Tellurian Inc. and Khaled Sharafeldin (incorporated by reference to Exhibit 10.19.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

10.22†	Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 13, 2017)
10.22.1†
Form of Restricted Stock Amendment Letter regarding the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

Exhibit No.	Description
10.22.2†
Form of Notice of Grant and Restricted Stock Award Agreement pursuant to the 2016 Tellurian Investments Omnibus Incentive Plan (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 13, 2017)

10.22.3†
Form of Amendment to Restricted Stock Agreement pursuant to the Amended and Restated Tellurian Investments Inc. 2016 Omnibus Incentive Plan (Employees) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.22.4†
Form of Omnibus Amendment to Outstanding Restricted Stock Agreement under Tellurian Investments Inc. 2016 Omnibus Incentive Plan, effective as of January 6, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 6, 2022)

10.23†	Form of Construction Incentive Award Agreement (U.S. Selected Senior Management) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2018)
10.24†	Form of Construction Incentive Award Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)
10.25†
2020 Cash Incentive Award Agreement, dated as of September 28, 2020, by and between Tellurian Management Services LLC and Octávio Simões (Milestone-Based Vesting) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021)

19.1*	Insider Trading Policy of Tellurian Inc.
21.1*	Subsidiaries of Tellurian Inc.
22.1*	Affiliate Securities Pledged as Collateral for Securities of Tellurian Inc.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by President required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.3*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Tellurian Inc. Dodd–Frank Clawback Policy
99.1*	Summary Reserves Report of Netherland, Sewell & Associates, Inc.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The omitted information is not material, and the registrant treats such information as private and confidential. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	February 23, 2024	By:	/s/ Simon G. Oxley
Simon G. Oxley
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

Date:	February 23, 2024	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Octávio M.C. Simões	Date:	February 23, 2024
Chief Executive Officer, Tellurian Inc. (as co-Principal Executive Officer)

/s/ Daniel A. Belhumeur	Date:	February 23, 2024
President, Tellurian Inc. (as co-Principal Executive Officer)

/s/ Simon G. Oxley	Date:	February 23, 2024
Simon G. Oxley, Chief Financial Officer, Tellurian Inc. (as Principal Financial Officer)

/s/ Khaled A. Sharafeldin	Date:	February 23, 2024
Khaled A. Sharafeldin, Chief Accounting Officer, Tellurian Inc. (as Principal Accounting Officer)

/s/ Martin J. Houston	Date:	February 23, 2024
Martin J. Houston, Director and Chairman, Tellurian Inc.

/s/ Jean P. Abiteboul	Date:	February 23, 2024
Jean P. Abiteboul, Director, Tellurian Inc.

/s/ Diana Derycz-Kessler	Date:	February 23, 2024
Diana Derycz-Kessler, Director, Tellurian Inc.

/s/ Dillon J. Ferguson	Date:	February 23, 2024
Dillon J. Ferguson, Director, Tellurian Inc.

/s/ Jonathan S. Gross	Date:	February 23, 2024
Jonathan S. Gross, Director, Tellurian Inc.

/s/ Brooke A. Peterson	Date:	February 23, 2024
Brooke A. Peterson, Director, Tellurian Inc.

/s/ Don A. Turkleson	Date:	February 23, 2024
Don A. Turkleson, Director, Tellurian Inc.