Form 10-Q
period 2024-03-31
TELLURIAN INC. /DE/
filed 2024-05-02
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-5507
Tellurian Inc.
(Exact name of registrant as specified in its charter)

Delaware				06-0842255
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1201 Louisiana Street,	Suite 3100,	Houston,	TX	77002
(Address of principal executive offices)				(Zip Code)
(Registrant’s telephone number, including area code): (832) 962-4000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	TELL	NYSE	American LLC
8.25% Senior Notes due 2028	TELZ	NYSE	American LLC

Securities registered pursuant to Section 12(g) of the Act:		None

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
Yes ☐ No ☒
    As of April 25, 2024, there were 836,226,729 shares of common stock, $0.01 par value, issued and outstanding.
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
•the sale process for our upstream assets and our exploration of a broader spectrum of opportunities;
•revenues and expenses;
•progress in developing our projects and the timing of that progress;
•attributes and future values of the Company’s projects or other interests, operations or rights; and
•government regulations, including our ability to maintain necessary governmental permits and approvals, and the ongoing compliance and conditions required to do so.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$51,804	$75,789
Accounts receivable	17,965	25,790
Prepaid expenses and other current assets	3,894	15,951
Total current assets	73,663	117,530

Property, plant and equipment, net	1,124,087	1,136,299
Other non-current assets	68,925	70,199
Total assets	$1,266,675	$1,324,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,291	$55,548
Accrued and other liabilities	79,189	123,650
Borrowings	25,000	—
Total current liabilities	159,480	179,198

Long-term liabilities:
Borrowings	316,221	361,402
Finance lease liabilities	121,221	121,450
Other non-current liabilities	24,230	37,054
Total long-term liabilities	461,672	519,906

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 1,600,000,000 authorized: 801,955,169 and 703,739,585 shares outstanding, respectively	7,848	6,866
Additional paid-in capital	1,828,675	1,765,044
Accumulated deficit	(1,191,061)	(1,147,047)
Total stockholders’ equity	645,523	624,924
Total liabilities and stockholders’ equity	$1,266,675	$1,324,028

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Natural gas sales	$25,472	$50,935
Total revenue	25,472	50,935

Operating costs and expenses:
Operating expenses	13,121	17,445
Development expenses	5,550	12,057
Depreciation, depletion and amortization	21,234	22,187
General and administrative expenses	14,761	32,250
Total operating costs and expenses	54,666	83,939
Loss from operations	(29,194)	(33,004)

Interest expense, net	(4,317)	(4,010)
Loss on extinguishment of debt, net	(4,591)	(2,822)
Other (expense) income, net	(5,912)	12,343
Loss before income taxes	(44,014)	(27,493)
Income tax	—	—
Net loss	$(44,014)	$(27,493)

Net loss per common share(1):
Basic and diluted	$(0.06)	$(0.05)

Weighted-average shares outstanding:
Basic and diluted	754,204	537,734

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Total shareholders’ equity, beginning balance	$624,924	$672,543

Preferred stock	61	61

Common stock:
Beginning balance	6,866	5,456
Common stock issuances	982	—
Share-based compensation, net	—	2
Share-based payments	—	—
Ending balance	7,848	5,458

Additional paid-in capital:
Beginning balance	1,765,044	1,647,896
Common stock issuances	63,631	—
Share-based compensation, net	—	491
Ending balance	1,828,675	1,648,387

Accumulated deficit:
Beginning balance	(1,147,047)	(980,870)
Net loss	(44,014)	(27,493)
Ending balance	(1,191,061)	(1,008,363)

Total shareholders’ equity, ending balance	$645,523	$645,543

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(44,014)	$(27,493)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation, depletion and amortization	21,234	22,187
Amortization of DFC	3,338	946
Share-based compensation	—	493
Loss on financial instruments not designated as hedges	—	(546)
Change in fair value of embedded derivative	4,103	—
Loss on extinguishment of debt, net	4,591	2,822
Other	2,516	1,773
Net changes in working capital (Note 15)	(287)	(10,343)
Net cash used in operating activities	(8,519)	(10,160)

Cash flows from investing activities:
Acquisition and development of natural gas properties, net	(6,487)	(65,687)
Driftwood Project construction costs	(26,325)	(62,479)
Note receivable	—	(18,000)
Capitalized internal use software and other assets	(1,412)	(1,303)
Net cash used in investing activities	(34,224)	(147,468)

Cash flows from financing activities:
Proceeds from common stock issuances	18,292	—
Equity issuance costs	(454)	—
Borrowing payments	(4,000)	(166,666)
Other	(213)	(143)
Net cash provided by (used in) financing activities	13,625	(166,809)

Net decrease in cash, cash equivalents and restricted cash	(29,118)	(324,437)
Cash, cash equivalents and restricted cash, beginning of period	105,377	508,468
Cash, cash equivalents and restricted cash, end of period	$76,259	$184,031

Supplementary disclosure of cash flow information:
Cash interest paid, net of capitalized interest	$(5,155)	$8,477

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
Potential Sale of Upstream Assets
In December 2023, management engaged a strategic advisor in connection with the exploration of a potential sale of our upstream assets. In February 2024, the Board of Directors approved a plan to initiate a process to sell the Company’s upstream assets. We continue to advance the process to market the upstream assets to potential buyers.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
There has been no change to our significant accounting policies as included in our Annual Report on Form 10-K for the year ended December 31, 2023, except as follows:
Assets Held for Sale
We evaluate the classification of long-lived asset disposal groups (each, a “Disposal Group”) each reporting period. We consider the held for sale criteria to be met when (i) management commits to a plan to sell the Disposal Group in its present condition subject to approval by the Board of Directors and customary terms, (ii) management initiates an active program to identify buyers and the Disposal Group is marketed at a reasonable price in relation to its current fair value, (iii) the sale of the Disposal Group is probable and expected to be recognized as a completed sale within one year of the balance sheet, and (iv) it is unlikely that the plan will be withdrawn or significantly modified. Disposal Groups that meet all the held for sale criteria as of the balance sheet date are measured at the lower of their current carrying value or their fair value less direct costs to sell. The classification of a Disposal Group component as held for sale, which represents a strategic shift to the Company’s operations and financial results, is reported as discontinued operations. As of March 31, 2024, the upstream assets Disposal Group did not meet the held for sale criteria.
Going Concern
Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business as well as the Company’s ability to continue as a going concern. In accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, the Company evaluates whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. As of March 31, 2024, the Company has generated losses and cash outflows from operations. The Company has not yet established an ongoing source of revenues that is sufficient to satisfy its future liquidity thresholds and obligations and fund working capital needs as they become due during the twelve months following the issuance of the financial statements. These conditions raise substantial doubt about our ability to continue as a going concern.
To date, the Company has been meeting its liquidity needs primarily from cash on hand and the combined proceeds generated by debt and equity issuances, upstream operations, and the sale of common stock under its at-the-market equity offering programs. Our evaluation does not take into consideration the potential mitigating effect of activities that have not been

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
fully implemented or are not within the Company’s direct control. Through the date of this filing, the Company has undertaken the following actions to improve its available cash balances and liquidity:
•From January 1, 2024 to March 31, 2024, raised net proceeds of approximately $17.8 million from the sale of common stock under our at-the-market equity offering programs;

•Subsequent to March 31, 2024, raised net proceeds of approximately $17.2 million from the sale of common stock under our new at-the-market equity offering program (See Note 17, Subsequent Events);

•Executed amendments to the Replacement Notes indentures (See Note 8, Borrowings);

•Initiated a process to sell our upstream assets; and

•Reduced the Company’s general and administrative expenses by approximately $17.5 million during the first quarter of 2024, as compared to the same period of 2023.

Despite these actions, the Company will need to take further measures to generate additional proceeds from various other potential transactions, such as the potential sale of our upstream assets, issuances of equity, equity-linked and debt securities, or similar transactions, managing costs, amending or refinancing the Replacement Notes and offering equity interests in the Driftwood Project (collectively “Management’s Plans”). The Company's ability to effectively implement Management’s Plans is subject to numerous risks and uncertainties such as the inability to consummate the potential sale of our upstream assets, market demand for our equity and debt securities, commodity prices and other factors affecting natural gas markets. As of the date of this filing, Management’s Plans have not been finalized and are not within the Company’s control and, therefore, cannot be deemed probable. As a result, there remains substantial doubt about the Company’s ability to continue as a going concern.
The Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$1,804	$1,788
Restricted cash	—	4,688
Upstream pipe	1,190	4,278
Deposits and other current assets	900	5,197
Total prepaid expenses and other current assets	$3,894	$15,951
Restricted Cash
Funds held in escrow under the terms of a purchase and sale agreement for the acquisition of certain natural gas assets in the Haynesville Shale were released to the seller during the first quarter of 2024.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Upstream natural gas assets:
Proved properties	$501,413	$492,506
Wells in progress	62,354	68,797
Accumulated DD&A	(207,199)	(187,171)
Total upstream natural gas assets, net	356,568	374,132

Driftwood Project assets:
Terminal construction in progress	538,748	533,316
Pipeline construction in progress	37,938	35,939
Land and land improvements	53,664	53,664
Finance lease assets, net of accumulated DD&A	55,240	55,534
Buildings and other assets, net of accumulated DD&A	302	310
Total Driftwood Project assets, net	685,892	678,763

Fixed assets and other:
Finance lease assets, net of accumulated DD&A	70,068	70,691
Leasehold improvements and other assets, net of accumulated DD&A	11,559	12,713
Total fixed assets and other, net	81,627	83,404

Total property, plant and equipment, net	$1,124,087	$1,136,299
Driftwood Project Construction in Progress
During the three months ended March 31, 2024, we capitalized approximately $5.4 million and $2.0 million of directly identifiable project costs as Driftwood terminal construction in progress and Pipeline construction in progress, respectively.
NOTE 4 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Restricted cash	$24,455	$24,900
Note receivable	24,189	24,189
Right of use asset — operating leases	11,985	12,814
Investment in unconsolidated entity	6,089	6,089
Other	2,207	2,207
Total other non-current assets	$68,925	$70,199
Restricted Cash
Restricted cash as of March 31, 2024 and December 31, 2023 represents cash collateralization of a letter of credit associated with finance leases.
Note Receivable
In February 2023, the Company issued an amended and restated promissory note due June 14, 2031 (the “Note Receivable”) to an unaffiliated entity engaged in the development of infrastructure projects in the energy industry. The outstanding principal balance of the Note Receivable as of March 31, 2024 was approximately $24.2 million. The promissory note bears interest at a rate of 6.00%, which is capitalized into the outstanding principal balance annually.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 5 — FINANCIAL INSTRUMENTS
Natural Gas Financial Instruments
The primary purpose of our commodity risk management activities is to hedge our exposure to cash flow variability from commodity price risk due to fluctuations in commodity prices. The Company may use natural gas financial futures and option contracts to economically hedge the commodity price risks associated with a portion of our expected natural gas production. As of March 31, 2024 and December 31, 2023, there were no open natural gas financial instrument positions.
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
The following table presents the classification of the Company’s financial instruments that are required to be measured at fair value on a recurring basis on the Company’s Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2024	December 31, 2023
Current assets:
Natural gas financial instruments	$—	$—
Current liabilities:
Embedded derivatives	7,183	13,332
Long-term liabilities:
Embedded derivatives	11,329	18,892
The fair value of the Company’s embedded derivatives as of March 31, 2024 was estimated using a Black-Scholes valuation model, which is considered to be a Level 3 fair value measurement.
The following table summarizes the effect of the Company’s financial instruments on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Natural gas financial instruments:
Realized gain	$—	$11,866
Unrealized loss	—	428
Contingent Consideration:
Realized gain	—	118
Embedded Derivatives
Realized loss	2,145	—
Unrealized loss	1,959	—
The following table summarizes changes in the Company’s Embedded Derivatives (in thousands):

Three Months Ended March 31, 2024
Balance at January 1, 2024	$32,225
Issued	—
Settled	(17,817)
Total gains or losses (realized and unrealized) included in earnings	4,103
Balance at March 31, 2024	$18,511

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 6 — RELATED PARTY TRANSACTIONS
Related Party Contractor Service Fees and Expenses
The Company entered into a one-year independent contractor agreement with Mr. Martin Houston, the Chairman of the Board of Directors and Executive Chairman. The agreement is subject to annual renewal. Pursuant to the terms and conditions of this agreement, the Company paid Mr. Houston a monthly fee plus approved expenses. For the three months ended March 31, 2024 and 2023, the Company paid Mr. Houston $225.0 thousand and $110.0 thousand, respectively, for contractor service fees and expenses. As of March 31, 2024 and December 31, 2023, there were no balances due to Mr. Houston.
NOTE 7 — ACCRUED AND OTHER LIABILITIES
    Accrued and other liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Upstream accrued liabilities	$39,168	$47,652
Payroll and compensation	7,865	15,423
Accrued taxes	1,813	1,476
Driftwood Project development activities	4,100	24,455
Lease liabilities	4,801	4,710
Accrued interest	7,434	8,293
Embedded derivatives (Note 5)	7,183	13,332
Other	6,825	8,309
Total accrued and other liabilities	$79,189	$123,650
NOTE 8 — BORROWINGS
The Company’s borrowings consist of the following (in thousands):

	March 31, 2024
	Principal repayment obligation	Unamortized DFC	Carrying value
Senior Secured Convertible Notes due 2025, current	$25,000	$—	$25,000
Senior Secured Convertible Notes due 2025	58,334	(8,912)	49,422
Senior Secured Notes due 2025	223,910	(12,639)	211,271
Senior Unsecured Notes due 2028	57,678	(2,150)	55,528
Total borrowings	$364,922	$(23,701)	$341,221

	December 31, 2023
	Principal repayment obligation	Unamortized DFC	Carrying value
Senior Secured Convertible Notes due 2025	$83,334	$(10,415)	$72,919
Senior Secured Notes due 2025	250,000	(16,954)	233,046
Senior Unsecured Notes due 2028	57,678	(2,241)	55,437
Total borrowings	$391,012	$(29,610)	$361,402
Amortization of the borrowings’ DFC is a component of Interest expense, net in the Company’s Condensed Consolidated Statements of Operations. We amortized approximately $3.3 million and $0.9 million during the three months ended March 31, 2024 and 2023, respectively.
Senior Secured Convertible Notes due 2025
On August 15, 2023, we issued and sold in a private placement approximately $83.3 million aggregate principal amount of 6% Secured Convertible Notes due October 1, 2025 (the “Secured Convertible Notes” or “Convertible Notes”). The Secured Convertible Notes have quarterly interest payments due in cash on the first day of January, April, July, and October of each year.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The holders of the Convertible Notes now have the right to convert the notes into shares of our common stock at an initial conversion price of approximately $1.05 per share of common stock (the “Conversion Price”), subject to adjustment in certain circumstances, at any time until the second trading day immediately prior to the maturity date, with the number of shares of common stock of the Company issuable upon conversion limited to approximately 42.7 million shares (the “Conversion Feature”). The Company will force the holders of the Secured Convertible Notes to convert all of the notes if the trading price of our common stock closes above 300% of the Conversion Price for 20 consecutive trading days and certain other equity conditions are satisfied. Holders of the Secured Convertible Notes may force the Company to redeem the applicable Notes for cash upon (i) a fundamental change or (ii) an event of default.
Following a full exercise of the Conversion Feature, the balance of the principal amount of the Convertible Notes will remain outstanding as a non-convertible instrument. The Convertible Notes, including the non-convertible component of those notes, are required to be paid monthly over a period of 10 months beginning on January 1, 2025. The current portion of the Convertible Notes that is contractually scheduled to amortize within one year is classified as a current borrowing in our Condensed Consolidated Balance Sheets.
As of March 31, 2024, the estimated fair value of the Secured Convertible Notes was approximately $78.6 million. The Level 3 fair value was estimated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and inputs that are not observable in the market. As of March 31, 2024, we remained in compliance with all covenants under the Secured Convertible Notes.
Senior Secured Notes due 2025
On August 15, 2023, we issued and sold in a private placement $250.0 million aggregate principal amount of 10% Senior Secured Notes due October 1, 2025 (the “Senior Notes”). The Senior Notes have quarterly interest payments in cash due on the first day of January, April, July, and October of each year. Holders of the Senior Notes may force the Company to redeem such notes for cash upon (i) a fundamental change or (ii) an event of default. The Company may provide written notice to each holder of the Senior Notes calling all of such holder’s Senior Notes for redemption for a cash purchase price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest.
As of March 31, 2024, the estimated fair value of the Senior Notes was approximately $194.4 million. The Level 3 fair value was estimated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and inputs that are not observable in the market. As of March 31, 2024, we remained in compliance with all covenants under the Senior Notes.
January 2024 Amendments
On January 2, 2024, we amended the supplemental indentures governing the Senior Notes and Senior Convertible Notes (collectively the “Replacement Notes”) and issued approximately 47.8 million shares of common stock to partially repay approximately $37.9 million of Senior Notes principal plus accrued interest of approximately $7.5 million. We also agreed to make a conditional top-up payment based on the trading price of our common stock over a specified period (the “Top-up Payment”). The minimum cash balance was reduced from $50.0 million to $40.0 million for the limited period set forth in the related indentures and the liquidity threshold was also reduced. As a result of the partial redemption, we recognized a $4.6 million Loss on extinguishment of debt, net, in our Condensed Consolidated Statements of Operations.
February 2024 Amendments
On February 22, 2024, we executed an additional amendment (the “February Amendment”) to the Replacement Notes. At closing, we paid $4.0 million of the Top-up Payment in cash, with the remaining balance of approximately $11.8 million added to the aggregate Senior Notes principal amount in March 2024. The quarterly cash interest and cash shortfall payments due related to the first quarter of 2024 were added to the aggregate principal amount of the applicable notes in April 2024.
The Company is required to use its reasonable best efforts to consummate the sale of our upstream assets, and to use the proceeds from such sale to repay amounts due under the Senior Notes.
The minimum cash balance was reduced from $40.0 million to as low as $25.0 million before being reinstated to $40.0 million on July 1, 2024 and continuing thereafter as set forth in the supplemental indentures. Commencing on the earlier of the sale of our upstream assets and the full repayment of the Senior Notes, the minimum cash balance will be reduced to $35.0 million and will be required to be held in a restricted account, with such required amount reducing to $25.0 million when the outstanding principal amount of the Convertible Notes is less than $50.0 million.
Absent the full repayment of the Senior Notes, on or after October 1, 2024, the holders of the Senior Notes may redeem up to the entire principal amount of the Senior Notes for a cash purchase price equal to the principal amount of the Senior Notes being redeemed, plus accrued and unpaid interest, if the Company’s liquidity falls below $240.0 million.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The right of the holder of the Convertible Notes to cause the Company to redeem those notes on or after October 1, 2024 as a result of a failure to satisfy a liquidity threshold has been eliminated.
Tellurian Investments LLC, a wholly owned subsidiary of the Company, provided a non-recourse pledge of its equity interest in the principal properties of the Company comprising the Driftwood Project and a certain intercompany note to secure the obligations under the indentures governing the Replacement Notes. Upon repayment in full of the Senior Notes, all collateral securing the Convertible Notes will be released. Our borrowing obligations under the Replacement Notes are also collateralized by a first priority lien on the Company’s equity interests in Tellurian Production Holdings LLC and mortgages of the material real property oil and gas assets of Tellurian Production Holdings LLC and its subsidiaries (together, the “Collateral”). Tellurian Production Holdings LLC owns all of the Company’s upstream natural gas assets described in Note 3, Property, Plant and Equipment. The Collateral will be removed as a secured obligation under the Secured Convertible Notes if the Senior Notes are no longer outstanding.
Senior Secured Convertible Notes due 2025 (Extinguished)
On June 3, 2022, we issued and sold $500.0 million aggregate principal amount of 6.00% Senior Secured Convertible Notes due May 1, 2025 (the “Extinguished Convertible Notes”). Net proceeds from the Extinguished Convertible Notes were approximately $488.7 million after deducting fees and expenses.
On March 28, 2023, the Company paid approximately $169.1 million in order to satisfy the redemption and retirement of $166.7 million principal amount of the Extinguished Convertible Notes, plus accrued interest. As a result, we wrote off approximately $2.8 million of prorated unamortized DFC, which was recognized within Loss on extinguishment of debt, net, in our Condensed Consolidated Statements of Operations. The issuance of the Replacement Notes resulted in the satisfaction and discharge of the Company’s outstanding principal repayment obligation under the Extinguished Convertible Notes.
Replacement Notes Embedded Derivatives
As part of the issuance of the Replacement Notes, the Company agreed to issue an aggregate total of 25.7 million shares of its common stock (the “Share Coupon”) to the holders of the Replacement Notes. The Share Coupon was fully satisfied as part of the February Amendment. To the extent that the average daily volume-weighted average price of the common stock of the Company during each quarter is less than $1.35, the Company will pay a cash amount equal to that difference multiplied by the number of shares previously issuable for that quarter (the “Cash Shortfall Payments”). Upon any retirement, redemption, or conversion of the Replacement Notes, the Company will issue any and all unpaid Cash Shortfall Payments (the “Make Whole”).
The Company evaluated the potential embedded features within the Replacement Notes host contracts and determined that the Conversion Feature, Cash Shortfall Payments and the Make Whole embedded features continued to require bifurcation as a single unit of account from the Replacement Notes and accounted for them separately at fair value. See Note 5, Financial Instruments, for more information on the fair value measurement of the Replacement Notes embedded derivatives.
Senior Unsecured Notes due 2028
On November 10, 2021, we sold in a registered public offering $50.0 million aggregate principal amount of 8.25% Senior Unsecured Notes due November 30, 2028 (the “Senior Unsecured Notes”). Net proceeds from the Senior Unsecured Notes were approximately $47.5 million after deducting fees. The underwriter was granted an option to purchase up to an additional $7.5 million of the Senior Unsecured Notes within 30 days. On December 7, 2021, the underwriter exercised the option and purchased an additional $6.5 million of the Senior Unsecured Notes, resulting in net proceeds of approximately $6.2 million after deducting fees. The Senior Unsecured Notes have quarterly interest payments due on January 31, April 30, July 31, and October 31 of each year and on the maturity date. As of March 31, 2024, the Company was in compliance with all covenants under the indenture governing the Senior Unsecured Notes. The Senior Unsecured Notes are listed and trade on the NYSE American under the symbol “TELZ,” and are classified as Level 1 within the fair value hierarchy. As of March 31, 2024, the closing market price was $12.94 per Senior Unsecured Note.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Trade Finance Credit Line
On July 19, 2021, we entered into an uncommitted trade finance credit line for up to $30.0 million that is intended to finance the purchase of LNG cargos for ultimate resale in the normal course of business. On December 7, 2021, the uncommitted trade finance credit line was amended and increased to $150.0 million. As of March 31, 2024, no amounts were drawn under this credit line.
Minimum Volume Commitments
The Company is subject to gas gathering commitments with unrelated companies that provide dedicated gathering capacity for a portion of the Upstream segment’s Haynesville Shale future natural gas production. The gas gathering

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
agreements may require us to make deficiency payments to the extent the Company does not meet the minimum volume commitments per the terms of each contract. The estimated minimum volume deficiency liability as of March 31, 2024 is approximately $7.9 million.
NOTE 10 — STOCKHOLDERS’ EQUITY
At-the-Market Equity Offering Programs
We maintain at-the-market equity offering programs pursuant to which we sell shares of our common stock from time to time on the NYSE American. On December 30, 2022, we entered into an at-the-market equity offering program for aggregate sales proceeds of up to $500.0 million. During the three months ended March 31, 2024, we issued approximately 29.6 million shares of our common stock under this at-the-market equity offering program for net proceeds of approximately $17.8 million. This at-the-market equity offering program has been inactive since February 1, 2024. As of March 31, 2024, this at-the-market equity offering program had a remaining capacity to raise aggregate sales proceeds of up to approximately $366.1 million.
On March 15, 2024, we entered into a new at-the-market equity offering program with capacity to raise aggregate sales proceeds of up to approximately $366.1 million. See Note 17, Subsequent Events, for further information.
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
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into either cash, stock, or a combination thereof. As of March 31, 2024, there was no Restricted Stock that would be required to be settled in cash.
As of March 31, 2024, we had approximately 26.0 million shares of primarily performance-based Restricted Stock outstanding, of which approximately 14.9 million shares will vest entirely at FID, as defined in the award agreements, and approximately 10.6 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of primarily performance-based Restricted Stock, totaling approximately 0.5 million shares, will vest based on other criteria. As of March 31, 2024, no expense had been recognized in connection with performance-based Restricted Stock.
As of March 31, 2024, unrecognized compensation expenses, based on the grant date fair value, for all share-based awards totaled approximately $171.6 million. Further, approximately 26.0 million shares of primarily performance-based Restricted Stock, as well as approximately 0.8 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented.
The Company recognized share-based compensation expenses as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Share-based compensation expense	$—	$493

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 12 — INCENTIVE COMPENSATION PROGRAM
On November 18, 2021, the Company’s Board of Directors approved the adoption of the Tellurian Incentive Compensation Program (the “ICP”). The ICP allows the Company to award short-term and long-term performance and service-based incentive compensation to full-time employees. ICP awards may be earned with respect to each calendar year and are determined based on guidelines established by the Compensation Committee of the Company’s Board of Directors.
Long-term incentive awards
Long-term incentive (“LTI”) awards under the ICP were granted in January 2022 in the form of “tracking units,” at the discretion of the Compensation Committee of the Company’s Board of Directors (the “2021 LTI Awards”). LTI awards under the ICP were granted in February 2023 in the form of tracking units, at the discretion of the Compensation Committee of the Company’s Board of Directors (the “2022 LTI Awards”). There were no LTI awards granted for the fiscal period ended December 31, 2023. Each such tracking unit has a value equal to one share of Tellurian common stock and entitles the grantee to receive, upon vesting, a cash payment equal to the closing price of our common stock on the trading day prior to the vesting date. These tracking units will vest in three equal tranches at the grant date and the first and second anniversaries of the grant date.
The Company recognized compensation expense (income) as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
2022 LTI Awards	$52	$2,178
2021 LTI Awards	(485)	(701)
NOTE 13 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of March 31, 2024 and December 31, 2023. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three months ended March 31, 2024.
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

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table shows the classification and location of our right-of-use assets and lease liabilities on our Condensed Consolidated Balance Sheets (in thousands):

Leases	Balance Sheets Classification	March 31, 2024	December 31, 2023
Right of use asset
Operating	Other non-current assets	$11,985	$12,814
Finance	Property, plant and equipment, net	125,308	126,225
Total leased assets		$137,293	$139,039
Liabilities
Current
Operating	Accrued and other liabilities	$3,910	$3,835
Finance	Accrued and other liabilities	891	875
Non-current
Operating	Other non-current liabilities	9,737	10,743
Finance	Finance lease liabilities	121,221	121,450
Total leased liabilities		$135,759	$136,903
Lease costs recognized in our Condensed Consolidated Statements of Operations is summarized as follows (in thousands):

	Three Months Ended March 31,
Lease costs	2024	2023
Operating lease cost	$1,056	$869
Finance lease cost
Amortization of lease assets	918	709
Interest on lease liabilities	2,410	1,948
Finance lease cost	3,328	2,657
Total lease cost	$4,384	$3,526
Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is as follows:

March 31, 2024
Lease term and discount rate
Weighted average remaining lease term (years)
Operating lease	3.3
Finance lease	35.8
Weighted average discount rate
Operating lease	6.4%
Finance lease	8.7%
The following table includes other quantitative information for our operating and finance leases (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$938	$974
Operating cash flows from finance leases	2,226	807
Financing cash flows from finance leases	177	—

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of March 31, 2024 (in thousands):

	Operating	Finance
2024	$3,508	$7,869
2025	4,724	10,491
2026	4,758	10,491
2027	1,955	10,491
2028	275	10,491
After 2028	—	322,334
Total lease payments	$15,220	$372,167
Less: discount	1,572	250,055
Present value of lease liability	$13,648	$122,112
NOTE 15 — ADDITIONAL CASH FLOW INFORMATION
The following table provides information regarding the net changes in working capital (in thousands):

	Three Months Ended March 31,
	2024	2023
Accounts receivable	$7,824	$37,698
Prepaid expenses and other current assets [1]	5,636	(1,560)
Accounts payable	18,849	5,061
Accrued liabilities [1]	(32,596)	(51,542)
Net changes in working capital	$(287)	$(10,343)
1 Excludes changes in the Company’s derivative assets and liabilities.
The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2024	2023
Non-cash accruals of property, plant and equipment and other non-current assets	$24,382	$4,589
Non-cash Share Coupon settlement	15,164	—
Non-cash settlement of Senior Notes principal, net	26,090	—
Non-cash settlement of Senior Notes accrued interest	7,500	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$51,804	$149,765
Current restricted cash	—	9,375
Non-current restricted cash	24,455	24,891
Total cash, cash equivalents and restricted cash per the statements of cash flows	$76,259	$184,031

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
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

Three Months Ended March 31, 2024	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$1,730	$—	$23,742	$—	$25,472
Intersegment revenues (purchases) (2) (3)	23,742	(2,679)	(24,050)	2,987	—
Segment operating loss (4)	(13,813)	(8,842)	(4,060)	(2,479)	(29,194)
Interest income (expense), net	523	(252)	1	(4,589)	(4,317)
Loss on extinguishment of debt, net	—	—	—	(4,591)	(4,591)
Other (expense) income, net	(1,698)	—	44	(4,258)	(5,912)
Consolidated loss before tax					$(44,014)

Three Months Ended March 31, 2023	Upstream	Midstream	Marketing & Trading	Corporate	Consolidated
Revenues from external customers (1)	$3,854	$—	$47,081	$—	$50,935
Intersegment revenues (purchases) (2) (3)	47,081	(1,355)	(43,198)	(2,528)	—
Segment operating income (loss) (4)	(2,987)	(17,715)	(2,736)	(9,566)	(33,004)
Interest expense, net	225	(252)	1	(3,984)	(4,010)
Loss on extinguishment of debt, net	—	—	—	(2,822)	(2,822)
Other income (loss), net	118	—	12,329	(104)	12,343
Consolidated loss before tax					$(27,493)

(1) The Marketing & Trading segment markets to third-party purchasers most of the Company's natural gas production from the Upstream segment.
(2) The Marketing & Trading segment purchases most of the Company’s natural gas production from the Upstream segment. Intersegment revenues are eliminated at consolidation.
(3) Intersegment revenues related to the Marketing & Trading segment are a result of cost allocations to the Corporate component using a cost-plus transfer pricing methodology. Intersegment revenues related to the Corporate component are associated with intercompany interest charged to the Midstream segment. Intersegment revenues are eliminated at consolidation.

(4) Operating profit (loss) is defined as operating revenues less operating costs and allocated corporate costs.

	Three Months Ended March 31,
Capital expenditures	2024	2023
Upstream	$6,487	$66,059
Midstream	26,325	62,459
Marketing & Trading	—	490
Total capital expenditures for reportable segments	32,812	129,008
Corporate capital expenditures	1,412	460
Consolidated capital expenditures	$34,224	$129,468
NOTE 17 — SUBSEQUENT EVENTS
At-the-Market Programs
Subsequent to March 31, 2024, and through the date of this filing, we issued approximately 34.3 million shares of our common stock under our new at-the-market equity offering program for net proceeds of approximately $17.2 million. As of the date of this filing, we have availability to raise aggregate gross sales proceeds of approximately $714.8 million under our at-the-market equity offering programs.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Recent Accounting Standards
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing and plans to own and operate a portfolio of LNG marketing and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and related pipelines. The Driftwood terminal and related pipelines are collectively referred to as the “Driftwood Project.” We also own upstream natural gas assets; on February 6, 2024, we announced that we are exploring a sale of those assets. We refer to the Driftwood Project and our upstream assets as the “Business.” As of March 31, 2024, our upstream natural gas assets consisted of 29,883 net acres and interests in 167 producing wells located in the Haynesville Shale trend of northern Louisiana. Our Business may be developed in phases.
As part of our execution strategy, we will consider various commercial arrangements with third parties across the natural gas value chain. We are also pursuing activities such as direct sales of LNG to global counterparties. We remain focused on the financing and construction of the Driftwood Project.
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
Overview of Significant Events
Driftwood Project Activities
On February 15, 2024, FERC granted an extension of time, until April 18, 2029, for us to construct and make available for service the Driftwood terminal and associated pipeline.

On April 30, 2024, the USACE granted an extension of time for our Section 404 permit until May 31, 2029.

Potential Sale of Upstream Assets
We continue to advance the process of marketing our upstream assets and are evaluating potential opportunities with interested counterparties.

Debt Reductions and Amendments
We repaid approximately $37.9 million in principal and $7.5 million in accrued interest on our borrowings, subject to a top-off payment provision. We eliminated the minimum liquidity threshold related to the Senior Convertible Notes and reduced the minimum cash balance to $25.0 million as of March 31, 2024.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We are currently funding our operations, development activities and general working capital needs through our cash on hand and the combined proceeds generated by debt and equity issuances, upstream operations and the sale of common stock under our at-the-market equity offering programs. We currently maintain at-the-market equity offering programs pursuant to which we may sell our common stock from time to time.
As of March 31, 2024, we had total borrowing obligations of approximately $364.9 million. The Replacement Notes required us to maintain a minimum cash balance and the holders of the Senior Notes could redeem up to the entire principal amount of the Senior Notes if the Company’s liquidity fell below certain minimum liquidity thresholds. See Note 8, Borrowings, of our Notes to the Condensed Consolidated Financial Statements for information about the minimum cash balance and the required liquidity thresholds. We also had contractual obligations associated with our finance and operating leases totaling $387.4 million, of which $15.2 million is scheduled to be paid within the next twelve months. Our current capital resources consist of approximately $51.8 million of cash and cash equivalents and approximately $18.0 million of accounts receivable.
As of March 31, 2024, the Company had generated losses and cash outflows from operations. The Company has not yet established an ongoing source of revenues that is sufficient to satisfy its future liquidity thresholds and obligations and fund working capital needs as they become due during the twelve months following the issuance of the financial statements. These conditions raise substantial doubt about our ability to continue as a going concern.
To date, the Company has been meeting its liquidity needs primarily from cash on hand and the combined proceeds generated by debt and equity issuances, upstream operations, and the sale of common stock under its at-the-market equity offering programs. Our evaluation does not take into consideration the potential mitigating effect of activities that have not been fully implemented or are not within the Company’s direct control. Through the date of this filing, the Company has undertaken the following actions to improve its available cash balances and liquidity:
•From January 1, 2024 to March 31, 2024, raised net proceeds of approximately $17.8 million from the sale of common stock under our at-the-market equity offering programs;

•Subsequent to March 31, 2024, raised net proceeds of approximately $17.2 million from the sale of common stock under our new at-the-market equity offering program (See Note 17, Subsequent Events);

•Executed amendments to the Replacement Notes indentures (See Note 8, Borrowings);

•Initiated a process to sell our upstream assets; and

•Reduced the Company’s general and administrative expenses by approximately $17.5 million during the first quarter of 2024, as compared to the same period of 2023.

Despite these actions, the Company will need to take further measures to generate additional proceeds from various other potential transactions, such as the potential sale of our upstream assets, issuances of equity, equity-linked and debt securities, or similar transactions, managing costs, amending or refinancing the Replacement Notes and offering equity interests in the Driftwood Project (collectively “Management’s Plans”). The Company's ability to effectively implement Management’s Plans is subject to numerous risks and uncertainties such as the inability to consummate the potential sale of our upstream assets, market demand for our equity and debt securities, commodity prices and other factors affecting natural gas markets. As of the date of this filing, Management’s Plans have not been finalized and are not within the Company’s control, and therefore cannot be deemed probable. As a result, there remains substantial doubt about the Company’s ability to continue as a going concern. We remain focused on the financing and construction of the Driftwood Project.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(8,519)	$(10,160)
Cash used in investing activities	(34,224)	(147,468)
Cash provided by (used in) financing activities	13,625	(166,809)

Net decrease in cash, cash equivalents and restricted cash	(29,118)	(324,437)
Cash, cash equivalents and restricted cash, beginning of the period	105,377	508,468
Cash, cash equivalents and restricted cash, end of the period	$76,259	$184,031

Net working capital	$(85,817)	$115,299
Cash used in operating activities for the three months ended March 31, 2024 decreased by approximately $1.6 million compared to the same period in 2023 primarily due to net changes in the Company’s working capital from December 31, 2023. For further information regarding the net changes in the Company’s working capital, see Note 15, Additional Cash Flow Information, of our Notes to the Condensed Consolidated Financial Statements.
Cash used in investing activities for the three months ended March 31, 2024 decreased by approximately $113.2 million compared to the same period in 2023. This decrease was primarily due to decreased acquisition and development of natural gas properties of approximately $6.5 million in the current period, as compared to approximately $65.7 million in the prior period. The decrease was also attributable to lower Driftwood Project construction activities of approximately $26.3 million in the current period, as compared to approximately $62.5 million in the prior period.
Cash provided by (used in) financing activities for the three months ended March 31, 2024 decreased by approximately $180.4 million compared to the same period in 2023. This decrease is primarily due to approximately $4.0 million in borrowing payments in the current period as compared to $166.7 million in borrowing payments in the prior period. The decrease was partially offset by approximately $17.8 million in net proceeds from equity issuances as compared to none in the prior period. See Note 8, Borrowings and Note 10, Stockholders’ Equity, of our Notes to the Condensed Consolidated Financial Statements for additional information about our financing activities.
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
We anticipate funding our more immediate liquidity requirements for the construction of the Driftwood terminal, natural gas activities, and general and administrative expenses through the use of cash on hand, proceeds from operations, and proceeds from completed and future issuances of securities by us. Investments in the construction of the Driftwood terminal and natural gas development are and will continue to be significant, but the size of those investments will depend on, among other things, commodity prices, Driftwood Project financing developments and other liquidity considerations, and our continuing analysis of strategic risks and opportunities. Consistent with our overall financing strategy, the Company has considered, and in some cases discussed with investors, various potential financing transactions, including issuances of debt, equity and equity-linked securities or similar transactions, to support its capital requirements. The Company will continue to evaluate its cash needs and business outlook, and it may execute one or more transactions of this type in the future. In addition, we expanded our engagement with a strategic advisor to include a broader spectrum of opportunities, including a potential sale of the Company.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
During the first quarter of 2024, we announced our intention to explore the potential sale of our upstream assets. Decreases in natural gas commodity prices, negative revisions of estimated reserve quantities, increases in future cost estimates, divestitures, or developments in the upstream assets sale process may lead to a reduction in expected future cash flows of our natural gas reserves and possibly an impairment of our proved natural gas properties in future periods which could be material.
As discussed in Note 8, Borrowings, we amended certain terms of the indentures governing the Replacement Notes on February 22, 2024. As part of the February transaction, we provided a non-recourse pledge of our equity interests in a subsidiary that indirectly owns the principal properties comprising the Driftwood Project. The non-recourse pledge will be released upon the redemption or repayment of the Senior Notes. We do not expect the existence of this pledge to interfere with any aspect of the commercialization or financing of the Driftwood Project. Further, we expect that our improved near-term liquidity resulting from the transaction will enable a higher degree of engagement with potential counterparties and financing sources for the project.
Results of Operations
The following table summarizes revenue, costs and expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Natural gas sales	$25,472	$50,935
Total revenue	25,472	50,935
Operating expenses	13,121	17,445
Development expenses	5,550	12,057
Depreciation, depletion and amortization	21,234	22,187
General and administrative expenses	14,761	32,250
Loss from operations	(29,194)	(33,004)
Interest expense, net	(4,317)	(4,010)
Loss on extinguishment of debt, net	(4,591)	(2,822)
Other (expense) income, net	(5,912)	12,343
Income tax	—	—
Net loss	$(44,014)	$(27,493)
The most significant changes affecting our results of operations for the three months ended March 31, 2024, compared to the same period in 2023, on a consolidated basis and by segment, are the following:
Upstream
•Decrease of approximately $25.5 million in Natural gas sales as a result of decreased realized natural gas prices and production volumes.
•Decrease of approximately $4.3 million in Operating expenses as a result of decreased production volumes partially offset by approximately $2.8 million of minimum volume deficiency costs incurred during the current period.
•Decrease of approximately $1.0 million in DD&A due to decreased natural gas production volumes during the current period.
Consolidated
•Decrease of approximately $17.5 million in General and administrative expenses primarily attributable to decreased compensation, charitable and marketing expenses in the current period.
•Decrease of approximately $18.3 million in Other (expense) income, net primarily attributable to approximately $4.1 million of embedded derivative losses in the current period as compared to $11.9 million of realized gain on natural gas financial instruments in the prior period.
Primarily as a result of the foregoing, our consolidated Net loss was approximately $44.0 million for the three months ended March 31, 2024, compared to a consolidated Net loss of approximately $27.5 million during the same period in 2023.

Recent Accounting Standards
We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.
Critical Accounting Estimates
There were no changes made by management to the critical accounting policies in the three months ended March 31, 2024. Please refer to the Summary of Critical Accounting Estimates section within Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates and accounting policies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2024, there were no open natural gas financial instrument positions. Accordingly, we do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our Business. Refer to Note 5, Financial Instruments, of the Condensed Consolidated Financial Statements included in this Quarterly Report for additional details about our financial instruments.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our President and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None that occurred during the three months ended March 31, 2024, that was not previously included in a Current Report on Form 8-K of the Company.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended March 31, 2024.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
1.1‡
Distribution Agency Agreement, dated as of March 15, 2024, by and between Tellurian Inc. and Virtu Americas LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 18, 2024)

4.1
Indenture, dated as of June 3, 2022, by and between Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 3, 2022)

4.1.1
Eighth Supplemental Indenture, dated as of August 15, 2023, by and among Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 10.00% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 16, 2023)

4.1.2
First Amendment to Eighth Supplemental Indenture, dated as of January 2, 2024, by and among Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 10.00% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 2, 2024)

4.1.3††‡
Second Amendment to Eighth Supplemental Indenture, dated as of February 22, 2024, by and among Tellurian Inc., as issuer, Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 10.00% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

4.1.4	Form of 10.00% Senior Secured Note due 2025 (incorporated by reference to Exhibit 4.4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)
4.1.5
Ninth Supplemental Indenture, dated as of August 15, 2023, by and among Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 16, 2023)

4.1.6
First Amendment to Ninth Supplemental Indenture, dated as of January 2, 2024, by and among Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 2, 2024)

4.1.7
Second Amendment to Ninth Supplemental Indenture, dated as of February 22, 2024, by and among Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 6.00% Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

4.1.8	Form of 6.00% Senior Secured Convertible Note due 2025 (included as Exhibit A to Exhibit 4.1.7)
10.1†
Second Amendment to Independent Contractor Agreement, dated as of February 16, 2024, by and between Tellurian Inc. and Martin Houston (incorporated by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.2†‡
Amended and Restated Chief Executive Officer Employment Agreement, effective as of February 19, 2024, by and between Tellurian Inc. and Octávio Simões (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.3‡
Letter Agreement, dated as of February 22, 2024, by and between Tellurian Inc. and the investor named therein (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)

10.4‡*
Change Order CO-012, dated as of February 27, 2024, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.)

10.5†‡*	Transition, Separation, and General Release Agreement, dated as of March 15, 2024, by and between Tellurian Inc. and Octávio Simões
10.6†*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Tellurian Inc. 2016 Omnibus Incentive Compensation Plan (U.S. Selected Senior Management) (Milestone-Based Vesting)
10.7†*	Form of Indemnification Agreement (Officers)
10.8†*	Form of Indemnification Agreement (Directors)
31.1*	Certification by President required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

Exhibit No.	Description
32.1**	Certification by President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The omitted information is not material, and the registrant treats such information as private and confidential. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	May 2, 2024	By:	/s/ Simon G. Oxley
Simon G. Oxley
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

	May 2, 2024	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.