Form 10-Q
period 2024-06-30
TELLURIAN INC. /DE/
filed 2024-08-08
CIK 61398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐ No ☒
    As of August 2, 2024, there were 893,759,536 shares of common stock, $0.01 par value, issued and outstanding.
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
•potential impacts of entering into the Merger Agreement with Woodside and the closing of the Merger (in each case as defined below);
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
•the risk that Tellurian stockholders may not approve the Merger Agreement;
•     uncertainty as to whether the Merger will close and the timing to consummate the closing;
•    restrictions in the operation of our business while the Merger Agreement is in effect until the closing;
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
•risks of potential impairment charges; and
•risks and uncertainties associated with litigation matters, including any costs for litigation that might occur relating to the Merger.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts, unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$19,152	$75,789
Accounts receivable	22,624	25,790
Prepaid expenses and other current assets	1,889	11,672
Current assets of discontinued operations (Note 4)	—	4,279
Total current assets	43,665	117,530

Property, plant and equipment, net	788,019	759,650
Other non-current assets	107,974	70,200
Non-current assets of discontinued operations (Note 4)	—	376,649
Total assets	$939,658	$1,324,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,056	$55,548
Accrued and other liabilities	58,323	116,066
Borrowings	47,124	—
Current liabilities of discontinued operations (Note 4)	—	7,584
Total current liabilities	160,503	179,198

Borrowings	87,038	361,402
Finance lease liabilities	120,987	121,450
Other non-current liabilities	16,357	33,951
Non-current liabilities of discontinued operations (Note 4)	—	3,103
Total liabilities	384,885	699,104

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 authorized: 6,123,782 and 6,123,782 shares outstanding, respectively	61	61
Common stock, $0.01 par value, 1,600,000,000 authorized: 894,992,962 and 703,739,585 shares outstanding, respectively	8,779	6,866
Additional paid-in capital	1,876,781	1,765,044
Accumulated deficit	(1,330,848)	(1,147,046)
Total stockholders’ equity	554,773	624,925
Total liabilities and stockholders’ equity	$939,658	$1,324,029

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Natural gas sales	$—	$—	$—	$—
Total revenue	—	—	—	—

Operating costs and expenses:
Operating expenses	—	—	—	—
Development expenses	6,380	11,530	11,930	23,587
Depreciation, depletion and amortization	1,088	720	2,175	1,416
General and administrative expenses	17,382	28,225	29,176	56,784
Total operating costs and expenses	24,850	40,475	43,281	81,787
Loss from operations	(24,850)	(40,475)	(43,281)	(81,787)

Interest expense, net	(2,369)	(4,179)	(5,038)	(8,189)
Loss on extinguishment of debt, net	(10,881)	—	(15,473)	(2,822)
Other (expense) income, net	(341)	378	(4,555)	12,604
Loss before income tax	(38,441)	(44,276)	(68,347)	(80,194)
Income tax	—	—	—	—
Loss from continuing operations	(38,441)	(44,276)	(68,347)	(80,194)

Loss from discontinued operations, net (Note 4)	(101,346)	(15,343)	(115,455)	(6,918)

Net loss	$(139,787)	$(59,619)	$(183,802)	$(87,112)

Net loss per common share(1) - Basic and Diluted
Continuing operations	$(0.05)	$(0.08)	$(0.09)	$(0.15)
Discontinued operations	$(0.12)	$(0.03)	$(0.15)	$(0.01)

Weighted-average shares outstanding:
Basic and Diluted	827,834	540,365	791,019	539,039

(1) The numerator for both basic and diluted loss per share is net loss. The denominator for both basic and diluted loss per share is the weighted-average shares outstanding during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total shareholders’ equity, beginning balance	$645,523	$645,543	$624,925	$672,543

Preferred stock	61	61	61	61

Common stock:
Beginning balance	7,848	5,458	6,866	5,456
Common stock issuances	931	101	1,913	101
Share-based compensation, net	—	1	—	3
Ending balance	8,779	5,560	8,779	5,560

Additional paid-in capital:
Beginning balance	1,828,675	1,648,387	1,765,044	1,647,896
Common stock issuances	48,106	12,663	111,737	12,663
Share-based compensation, net	—	685	—	1,176
Ending balance	1,876,781	1,661,735	1,876,781	1,661,735

Accumulated deficit:
Beginning balance	(1,191,061)	(1,008,363)	(1,147,046)	(980,870)
Net loss	(139,787)	(59,619)	(183,802)	(87,112)
Ending balance	(1,330,848)	(1,067,982)	(1,330,848)	(1,067,982)

Total shareholders’ equity, ending balance	$554,773	$599,374	$554,773	$599,374

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELLURIAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(183,802)	$(87,112)
Adjustments to reconcile Net loss to Net cash used in operating activities:
Depreciation, depletion and amortization	38,839	47,397
Amortization of DFC	6,809	1,652
Share-based compensation	—	1,179
Loss on sale of upstream assets (Note 4)	84,185	—
10% Senior Secured Notes paid in kind interest	5,391	—
Loss on financial instruments not designated as hedges	—	10,346
Change in fair value of embedded derivative	4,332	—
Loss on extinguishment of debt, net	15,473	2,822
Other	1,759	2,141
Net changes in working capital (Note 16)	(16,165)	37,654
Net cash (used in) provided by operating activities	(43,179)	16,080

Cash flows from investing activities:
Acquisition and development of natural gas properties, net	(9,625)	(95,231)
Proceeds from sale of upstream assets	249,421	—
Driftwood Project construction costs	(46,880)	(112,565)
Note receivable	—	(18,000)
Capitalized internal use software and other assets	(294)	(3,530)
Net cash provided by (used in) investing activities	192,622	(229,326)

Cash flows from financing activities:
Proceeds from common stock issuances	67,824	13,163
Equity issuance costs	(950)	(399)
Borrowing payments	(239,329)	(166,666)
Other	(429)	(344)
Net cash used in financing activities	(172,884)	(154,246)

Net decrease in cash, cash equivalents and restricted cash	(23,441)	(367,492)
Cash, cash equivalents and restricted cash, beginning of period	105,377	508,468
Cash, cash equivalents and restricted cash, end of period	$81,936	$140,976

Supplementary disclosure of cash flow information:
Cash interest paid, net of capitalized interest	$(3,905)	$13,681

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

s

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1 — GENERAL
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing a portfolio of LNG marketing and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and related pipelines. The Driftwood terminal and related pipelines are collectively referred to as the “Driftwood Project.” We refer to the Driftwood Project as the “Business.” The terms “we,” “our,” “us,” “Tellurian” and the “Company” as used in this report refer collectively to Tellurian Inc. and its subsidiaries unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity associated with Tellurian Inc.
Upstream Sale
On May 28, 2024, Tellurian Production LLC (“Tellurian Production Company”) and Tellurian Operating LLC (together with Tellurian Production Company, “Seller”), each an indirect wholly owned subsidiary of Tellurian, entered into a purchase and sale agreement (the “PSA”) with Aethon United BR LP and Aethon III BR LLC (collectively, “Buyer”), pursuant to which Seller agreed to sell its upstream and related midstream assets in the Louisiana region of the Haynesville Shale to Buyer for an aggregate purchase price of $260.0 million, subject to certain customary adjustments (the “Upstream Sale”). The Upstream Sale closed on June 28, 2024. The accompanying Condensed Consolidated Financial Statements have been revised to reflect the effect of the Upstream Sale. The Upstream Sale was disclosed in prior periods as part of Management’s plans to alleviate substantial doubt about the Company’s ability to continue as a going concern. See Note 4, Discontinued Operations, for further information.
Merger Agreement
On July 21, 2024, Tellurian entered into a Merger Agreement with Woodside. Refer to Note 17, Subsequent Events.
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
There has been no change to our significant accounting policies as included in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2024, except as follows:
Discontinued Operations
The divestiture of a disposal group which represents a strategic shift to the Company’s operations and financial results is presented as discontinued operations in the Condensed Consolidated Statements of Operations. The gain or loss recognized is recognized as the consideration received from the sale less its net carrying value, and direct costs incurred to sell. Adjustments to amounts reported in discontinued operations are presented in subsequent periods. Interest costs associated with debt required to be repaid as a result of the transaction are allocated to the discontinued operations. The assets and liabilities of the disposal group related to discontinued operations in the Condensed Consolidated Balance Sheets are reclassified to conform to the current period presentation. Working capital that is not part of the disposal group is retained by the Company and presented as continuing operations. Cash flows from discontinued and continuing operations are presented on a consolidated basis within the Condensed Consolidated Statements of Cash Flows.
Segments
Following the Upstream Sale, the Company conducts its operations as a single operating and reportable segment. Our chief operating decision maker allocates resources and assesses financial performance on a consolidated basis in our strategy to manage the Company.
We are not required to disclose the information prescribed by ASC 280, Segment Reporting, for a reportable segment that qualifies for discontinued operations reporting. In addition, segment information for periods prior to the sale of a reportable segment is not required to be restated in the comparative periods.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Going Concern
Our Condensed Consolidated Financial Statements have been prepared in accordance with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business as well as the Company’s ability to continue as a going concern. In accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205”), the Company evaluates whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. As of June 30, 2024, the Company has generated losses and cash outflows from operations. The Company has not yet established an ongoing source of revenues that is sufficient to satisfy our obligations and fund working capital needs as they become due during the twelve months following the issuance of the financial statements. These conditions raise substantial doubt about our ability to continue as a going concern.
To date, the Company has been meeting its liquidity needs primarily from cash on hand and the combined proceeds generated by debt and equity issuances, the discontinued upstream operations, and the sale of common stock under its at-the-market equity offering programs. Our evaluation does not take into consideration the potential mitigating effect of activities that have not been fully implemented or are not within the Company’s direct control. Through the date of this filing, the Company has undertaken the following actions to improve its available cash balances and liquidity:
•From January 1, 2024 to June 30, 2024, raised net proceeds of approximately $66.9 million from the sale of common stock under our at-the-market equity offering programs; and

•On June 28, 2024, we closed the Upstream Sale and used approximately $229.9 million of the net proceeds to retire the then-outstanding principal obligations under the Company’s 10% Senior Secured Notes.

On July 21, 2024, Tellurian entered into a Merger Agreement with Woodside. In connection with the Merger Agreement, Woodside Energy (USA), Inc. agreed to provide the Company with a bridge loan to continue Driftwood Project construction activities and fund working capital needs. See Note 17, Subsequent Events, for defined terms and additional information. Management is planning to alleviate substantial doubt by closing the Merger with Woodside during the fourth quarter of 2024. However, completing the Merger is subject to customary closing conditions, including Tellurian shareholder approval and regulatory approvals, which are not within the Company’s control and, therefore, cannot be deemed probable in accordance with ASC 205. As a result, there remains substantial doubt about the Company’s ability to continue as a going concern through the date of this filing.
The Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
NOTE 2 — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$1,595	$1,788
Restricted cash	—	4,688
Deposits and other current assets	294	5,196
Total prepaid expenses and other current assets	$1,889	$11,672

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Driftwood Project assets:
Terminal construction in progress	$553,026	$533,316
Pipeline construction in progress	48,607	35,939
Land and land improvements	53,664	53,664
Finance lease assets, net of accumulated DD&A	54,947	55,534
Buildings and other assets, net of accumulated DD&A	295	310
Total Driftwood Project assets, net	710,539	678,763

Fixed assets and other:
Finance lease assets, net of accumulated DD&A	69,444	70,691
Leasehold improvements and other assets, net of accumulated DD&A	8,036	10,196
Total fixed assets and other, net	77,480	80,887

Total property, plant and equipment, net	$788,019	$759,650
Driftwood Project Construction in Progress
During the six months ended June 30, 2024, we capitalized approximately $19.6 million and $12.8 million of directly identifiable project costs as Driftwood terminal construction in progress and Pipeline construction in progress, respectively.
NOTE 4 — DISCONTINUED OPERATIONS
Refer to Note 1, General - Upstream Sale, for background. The carrying amounts of the major classes of assets and liabilities of the disposal group related to discontinued operations are as follows:

	June 30, 2024	December 31, 2023
Current assets:
Upstream Pipe	$—	$4,279
Total current assets of discontinued operations	—	4,279
Non-current assets:
Property, plant and equipment, net	—	376,649
Total non-current assets of discontinued operations	—	376,649
Current liabilities:
Upstream accrued liabilities	—	7,584
Total current liabilities of discontinued operations	—	7,584
Non-current liabilities:
Asset retirement obligations	—	3,103
Total non-current liabilities of discontinued operations	$—	$3,103

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Natural gas sales	$15,586	$31,987	$41,058	$82,922
Operating expenses	9,040	20,848	22,161	38,293
Depreciation, depletion and amortization	16,517	24,489	36,664	45,981
General and administrative expenses	5,209	3,065	8,176	6,755
Interest expense, net	1,981	3	3,629	3
Loss on sale of upstream assets	84,185	—	84,185	—
Other Income, net	—	(1,075)	1,698	(1,192)
Loss from discontinued operations before tax	(101,346)	(15,343)	(115,455)	(6,918)
Income tax benefit (provision)	—	—	—	—
Loss from discontinued operations, net of tax	$(101,346)	$(15,343)	$(115,455)	$(6,918)
We recognized a loss on sale of upstream assets of approximately $84.2 million based on the preliminary settlement statement net proceeds. The final settlement statement will be executed during the fourth quarter of 2024.
DD&A, capital expenditures and significant operating and investing non-cash items related to discontinued operations are as follows:

	Six Months Ended June 30,
	2024	2023
Depreciation, depletion and amortization	$36,664	$45,981
Loss on sale of upstream assets	84,185	—
Acquisition and development of natural gas properties, net	9,625	95,231
Net proceeds from sale of upstream assets	249,421	—
NOTE 5 — OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Restricted cash — finance leases	$27,750	$24,900
Restricted cash — debt collateral	35,034	—
Note receivable	25,753	24,189
Right of use asset — operating leases	11,141	12,814
Investment in unconsolidated entity	6,089	6,089
Other	2,207	2,208
Total other non-current assets	$107,974	$70,200
Restricted Cash
Restricted Cash — finance leases represents cash collateralization of letters of credit associated with finance leases. Restricted Cash — debt collateral represents cash held in a blocked deposit account under the terms of the indenture governing the Convertible Notes (as defined below).
Note Receivable
The promissory note bears interest at a rate of 6.00%, which is capitalized into the outstanding principal balance.
NOTE 6 — FINANCIAL INSTRUMENTS
Natural Gas Financial Instruments
The primary purpose of our commodity risk management activities was to hedge our exposure to cash flow variability from commodity price risk due to fluctuations in commodity prices. The Company has used natural gas financial futures and option contracts to economically hedge the commodity price risks associated with a portion of our expected natural gas production. As of June 30, 2024 and December 31, 2023, there were no open natural gas financial instrument positions.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Embedded Derivatives
We evaluate embedded features within a host contract to determine whether they are embedded derivatives that should be bifurcated and carried separately at fair value. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recorded at fair value with subsequent changes in fair value recorded in Other income (expense), net in the Company’s Condensed Consolidated Statement of Operations. As described in Note 9, Borrowings, we determined that the Senior Notes and Convertible Notes contained embedded features which required bifurcation from the host contracts.
The following table presents the classification of the Company’s financial instruments that are required to be measured at fair value on a recurring basis on the Company’s Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2024	December 31, 2023
Current assets:
Natural gas financial instruments	$—	$—
Current liabilities:
Embedded derivatives	4,665	13,332
Long-term liabilities:
Embedded derivatives	7,648	18,892
The fair value of the Company’s embedded derivatives as of June 30, 2024 was estimated using a Black-Scholes valuation model, which is considered to be a Level 3 fair value measurement.
The following table summarizes the effect of the Company’s financial instruments on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Natural gas financial instruments:
Realized gain	$—	$11,444	$—	$23,310
Unrealized loss	—	(10,891)	—	(10,463)
Embedded Derivatives
Realized loss	(6,426)	—	(8,571)	—
Unrealized gain	6,198	—	4,239	—
The following table summarizes changes in the Company’s Embedded Derivatives (in thousands):

Six Months Ended June 30, 2024
Balance at January 1, 2024	$32,225
Issued	—
Settled	(24,243)
Total gains or losses (realized and unrealized) included in earnings	4,332
Balance at June 30, 2024	$12,314
NOTE 7 — RELATED PARTY TRANSACTIONS
Related Party Contractor Service Fees and Expenses
The Company entered into a one-year independent contractor agreement with Mr. Martin Houston, the Executive Chairman of the Board of Directors. The agreement is subject to annual renewal. Pursuant to the terms and conditions of this agreement, the Company paid Mr. Houston a monthly fee plus approved expenses. For the three and six months ended June 30, 2024, the Company paid Mr. Houston $200.0 thousand and $425.0 thousand, respectively, for contractor service fees and expenses. For each of the three and six months ended June 30, 2023, the Company paid Mr. Houston $220.0 thousand and $330.0 thousand for contractor service fees and expenses. As of June 30, 2024 and December 31, 2023, there were no balances due to Mr. Houston.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 8 — ACCRUED AND OTHER LIABILITIES
    Accrued and other liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Payroll and compensation	$11,539	$15,422
Upstream accrued liabilities	19,924	40,068
Accrued taxes	593	1,478
Driftwood Project development activities	9,154	24,455
Lease liabilities	4,895	4,710
Accrued interest	2,081	8,293
Embedded derivatives (Note 6)	4,665	13,332
Other	5,472	8,308
Total accrued and other liabilities	$58,323	$116,066
NOTE 9 — BORROWINGS
The Company’s borrowings consist of the following (in thousands):

	June 30, 2024
	Principal obligation	Unamortized DFC	Carrying value
Senior Secured Convertible Notes due 2025, current	$51,500	$(4,376)	$47,124
Senior Secured Convertible Notes due 2025	34,334	(2,917)	31,417
Senior Secured Notes due 2025	—	—	—
Senior Unsecured Notes due 2028	57,678	(2,057)	55,621
Total borrowings	$143,512	$(9,350)	$134,161

	December 31, 2023
	Principal obligation	Unamortized DFC	Carrying value
Senior Secured Convertible Notes due 2025	$83,334	$(10,415)	$72,919
Senior Secured Notes due 2025	250,000	(16,954)	233,046
Senior Unsecured Notes due 2028	57,678	(2,241)	55,437
Total borrowings	$391,012	$(29,610)	$361,402
Amortization of the borrowings’ DFC is a component of Interest expense, net in the Company’s Condensed Consolidated Statements of Operations. The Company amortized approximately $3.5 million and $6.8 million during the three and six months ended June 30, 2024, respectively. We amortized approximately $0.7 million and $1.7 million during the three and six months ended June 30, 2023, respectively.
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

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Convertible Notes that is contractually scheduled to amortize within one year is classified as a current borrowing in our Condensed Consolidated Balance Sheets.
As of June 30, 2024, the estimated fair value of the Convertible Notes was approximately $81.0 million. The Level 3 fair value was estimated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and inputs that are not observable in the market. As of June 30, 2024, we remained in compliance with all covenants under the Convertible Notes.
Senior Secured Notes due 2025
On August 15, 2023, we issued and sold in a private placement $250.0 million aggregate principal amount of 10% Senior Secured Notes due October 1, 2025 (the “Senior Notes”).
January 2024 & February 2024 Amendments
On January 2, 2024, we amended the supplemental indentures governing the Senior Notes and Senior Convertible Notes and issued approximately 47.8 million shares of common stock to partially repay approximately $37.9 million of Senior Notes principal plus accrued interest of approximately $7.5 million. As a result of the partial redemption, we recognized a $4.6 million Loss on extinguishment of debt, net, in our Condensed Consolidated Statements of Operations.
On February 22, 2024, we executed an additional amendment (the “February Amendment”) to the notes. At closing, we paid $4.0 million of a conditional top-up payment in cash, with the remaining balance of approximately $11.8 million added to the aggregate Senior Notes principal amount in March 2024. In April 2024, the quarterly cash interest and cash shortfall due related to the first quarter of 2024 of approximately $2.5 million and $6.0 million were added to the aggregate principal amount of the Convertible Notes and Senior Notes, respectively.
June 2024 Senior Notes Retirement
On June 28, 2024, approximately $240.0 million of the net cash proceeds from the Upstream Sale were used to fully retire and discharge all of the Company’s then-outstanding obligations under the Senior Notes, comprised of approximately $229.9 million in aggregate principal amount, $5.6 million in accrued interest, and $4.5 million in share coupon cash shortfall amount (the “Debt Payoff”). We recognized a Loss on extinguishment of debt, net, in our Condensed Consolidated Statements of Operations of approximately $10.8 million, comprised of the unamortized Senior Notes DFC.
The Senior Notes and Convertible Notes required a non-recourse pledge of our equity interest in the principal properties of the Company comprising the Driftwood Project and were also collateralized by a first priority lien on the Company’s equity interests in Tellurian Production Holdings LLC and mortgages of the material real property oil and gas assets of Tellurian Production Holdings LLC and its subsidiaries (together, the “Collateral”). As a result of the Debt Payoff, the Collateral was released and replaced by $35.0 million in cash held in a blocked and restricted account. The amount shall be reduced to $25.0 million when the outstanding principal amount of the Convertible Notes is less than $50.0 million. The blocked and restricted account will be released upon the full satisfaction of the Convertible Notes.
Senior Secured Convertible Notes due 2025 (Extinguished)
On June 3, 2022, we issued and sold $500.0 million aggregate principal amount of 6.00% Senior Secured Convertible Notes due May 1, 2025 (the “Extinguished Convertible Notes”). Net proceeds from the Extinguished Convertible Notes were approximately $488.7 million after deducting fees and expenses.
On March 28, 2023, the Company paid approximately $169.1 million in order to satisfy the redemption and retirement of $166.7 million principal amount of the Extinguished Convertible Notes, plus accrued interest. As a result, we wrote off approximately $2.8 million of prorated unamortized DFC, which was recognized within Loss on extinguishment of debt, net, in our Condensed Consolidated Statements of Operations. The issuance of the Senior Notes and Convertible Notes resulted in the satisfaction and discharge of the Company’s outstanding principal repayment obligation under the Extinguished Convertible Notes.
Embedded Derivatives
As part of the issuance of the Senior Notes and Convertible Notes, the Company agreed to issue an aggregate total of 25.7 million shares of its common stock (the “Share Coupon”) to the holders of the notes. The Share Coupon was fully satisfied as part of the February Amendment. To the extent that the average daily volume-weighted average price of the common stock of the Company during each quarter is less than $1.35, the Company will pay a cash amount equal to that difference multiplied by the number of shares previously issuable for that quarter (the “Cash Shortfall Payments”). Upon any retirement, redemption, or conversion of the Senior Notes and Convertible Notes, the Company will issue any and all unpaid Cash Shortfall Payments (the “Make Whole”).

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The Company evaluated the potential embedded features within the host contracts and determined that the Conversion Feature, Cash Shortfall Payments and the Make Whole embedded features continued to require bifurcation as a single unit of account from the host contracts and accounted for them separately at fair value. See Note 6, Financial Instruments, for more information on the fair value measurement of the embedded derivatives.
Senior Unsecured Notes due 2028
On November 10, 2021, we sold in a registered public offering $50.0 million aggregate principal amount of 8.25% Senior Unsecured Notes due November 30, 2028 (the “Senior Unsecured Notes”). Net proceeds from the Senior Unsecured Notes were approximately $47.5 million after deducting fees. The underwriter was granted an option to purchase up to an additional $7.5 million of the Senior Unsecured Notes within 30 days. On December 7, 2021, the underwriter exercised the option and purchased an additional $6.5 million of the Senior Unsecured Notes, resulting in net proceeds of approximately $6.2 million after deducting fees. The Senior Unsecured Notes have quarterly interest payments due on January 31, April 30, July 31, and October 31 of each year and on the maturity date. As of June 30, 2024, the Company was in compliance with all covenants under the indenture governing the Senior Unsecured Notes. The Senior Unsecured Notes are listed and trade on the NYSE American under the symbol “TELZ,” and are classified as Level 1 within the fair value hierarchy. As of June 30, 2024, the closing market price was $17.75 per Senior Unsecured Note.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Trade Finance Credit Line
On July 19, 2021, we entered into an uncommitted trade finance credit line for up to $30.0 million that is intended to finance the purchase of LNG cargos for ultimate resale in the normal course of business. On December 7, 2021, the uncommitted trade finance credit line was amended and increased to $150.0 million. As of June 30, 2024, no amounts were drawn under this credit line.
Minimum Volume Commitments
The Company was subject to gas gathering commitments with unrelated companies that provided dedicated gathering capacity for a portion of the Upstream segment’s Haynesville Shale future natural gas production. The gas gathering agreements may require us to make deficiency payments to the extent the Company does not meet the minimum volume commitments per the terms of each contract. The estimated minimum volume deficiency liability as of June 30, 2024 is approximately $4.9 million.
NOTE 11 — STOCKHOLDERS’ EQUITY
At-the-Market Equity Offering Programs
We maintain at-the-market equity offering programs pursuant to which we sell shares of our common stock from time to time on the NYSE American. On December 30, 2022, we entered into an at-the-market equity offering program for aggregate sales proceeds of up to $500.0 million. During the six months ended June 30, 2023, we issued approximately 10.1 million shares of our common stock under this at-the-market equity offering program for net proceeds of approximately $12.8 million. During the three months ended March 31, 2024, we issued approximately 29.6 million shares of our common stock under this at-the-market equity offering program for net proceeds of approximately $17.8 million. On May 3, 2024 we terminated this at-the-market equity offering program.
On March 15, 2024, we entered into a new at-the-market equity offering program with capacity to raise aggregate sales proceeds of up to approximately $366.1 million. During the six months ended June 30, 2024, we issued approximately 93.0 million shares of our common stock under this at-the-market equity offering program for net proceeds of approximately $49.0 million. As of June 30, 2024, this at-the-market equity offering program had remaining capacity to raise aggregate sales proceeds of up to approximately $316.6 million.
Preferred Stock
In March 2018, we entered into a preferred stock purchase agreement with BDC Oil and Gas Holdings, LLC (“Bechtel Holdings”), a Delaware limited liability company and an affiliate of Bechtel Energy Inc., pursuant to which we sold to Bechtel Holdings approximately 6.1 million shares of our Series C convertible preferred stock (the “Preferred Stock”). The holders of the Preferred Stock do not have dividend rights but do have a liquidation preference over holders of our common stock. The holders of the Preferred Stock may convert all or any portion of their shares into shares of our common stock on a one-for-one basis. At any time after “Substantial Completion” of “Project 1,” each as defined in and pursuant to the LSTK EPC Agreement for the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, or at any time after March 21, 2028, we have the right to cause all of the Preferred Stock to be converted into shares of our common stock on a one-for-one basis. The Preferred Stock has been excluded from the computation of diluted loss per share because including it in the computation would have been antidilutive for the periods presented. See Note 17, Subsequent Events, for additional information.

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
Upon the vesting of restricted stock, shares of common stock will be released to the grantee. Upon the vesting of restricted stock units, the units will be converted into either cash, stock, or a combination thereof. As of June 30, 2024, there was no Restricted Stock that would be required to be settled in cash.
As of June 30, 2024, we had approximately 25.4 million shares of primarily performance-based Restricted Stock outstanding, of which approximately 14.9 million shares will vest entirely at FID, as defined in the award agreements, and approximately 10.0 million shares will vest in one-third increments at FID and the first and second anniversaries of FID. The remaining shares of primarily performance-based Restricted Stock, totaling approximately 0.5 million shares, will vest based on other criteria. As of June 30, 2024, no expense had been recognized in connection with performance-based Restricted Stock.
As of June 30, 2024, unrecognized compensation expenses, based on the grant date fair value, for all share-based awards totaled approximately $170.4 million. Further, approximately 25.4 million shares of primarily performance-based Restricted Stock, as well as approximately 0.7 million stock options outstanding, have been excluded from the computation of diluted loss per share because including them in the computation would have been antidilutive for the periods presented. See Note 17, Subsequent Events, for additional information.
The Company recognized share-based compensation expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share-based compensation expense	$—	$686	$—	$1,179
NOTE 13 — INCENTIVE COMPENSATION PROGRAM
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
The Company recognized compensation expense (income) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
2022 LTI Awards	$471	$2,801	$523	$4,979
2021 LTI Awards	—	1,739	(485)	1,038

NOTE 14 — INCOME TAXES
Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2024 and December 31, 2023. Accordingly, we have not recorded a provision for federal, state or foreign income taxes during the three and six months ended June 30, 2024.

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
The following table shows the classification and location of our right-of-use assets and lease liabilities on our Condensed Consolidated Balance Sheets (in thousands):

Leases	Balance Sheets Classification	June 30, 2024	December 31, 2023
Right of use asset
Operating	Other non-current assets	$11,141	$12,814
Finance	Property, plant and equipment, net	124,391	126,225
Total leased assets		$135,532	$139,039
Liabilities
Current
Operating	Accrued and other liabilities	$3,987	$3,835
Finance	Accrued and other liabilities	908	875
Non-current
Operating	Other non-current liabilities	8,708	10,743
Finance	Finance lease liabilities	120,987	121,450
Total leased liabilities		$134,590	$136,903
Lease costs recognized in our Condensed Consolidated Statements of Operations is summarized as follows (in thousands):

	Six Months Ended June 30,
Lease costs	2024	2023
Operating lease cost	$2,117	$1,804
Finance lease cost
Amortization of lease assets	1,835	1,627
Interest on lease liabilities	4,816	4,370
Finance lease cost	6,651	5,997
Total lease cost	$8,768	$7,801

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
Other information about lease amounts recognized in our Condensed Consolidated Financial Statements is as follows:

June 30, 2024
Lease term and discount rate
Weighted average remaining lease term (years)
Operating lease	3.0
Finance lease	35.6
Weighted average discount rate
Operating lease	6.4%
Finance lease	8.7%
The following table includes other quantitative information for our operating and finance leases (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,174	$2,009
Operating cash flows from finance leases	5,502	4,294
Financing cash flows from finance leases	356	170
The table below presents a maturity analysis of our lease liability on an undiscounted basis and reconciles those amounts to the present value of the lease liability as of June 30, 2024 (in thousands):

	Operating	Finance
2024	$2,341	$5,245
2025	4,723	10,491
2026	4,758	10,491
2027	1,955	10,491
2028	275	10,491
After 2028	—	322,335
Total lease payments	$14,052	$369,544
Less: discount	1,357	247,649
Present value of lease liability	$12,695	$121,895
NOTE 16 — ADDITIONAL CASH FLOW INFORMATION
The following table provides information regarding the net changes in working capital (in thousands):

	Six Months Ended June 30,
	2024	2023
Accounts receivable	$2,069	$61,000
Prepaid expenses and other current assets [1]	6,534	(6,370)
Accounts payable	13,940	28,482
Accrued liabilities [1]	(38,708)	(45,458)
Net changes in working capital	$(16,165)	$37,654
1 Excludes changes in the Company’s derivative assets and liabilities.

Tellurian Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2024	2023
Non-cash accruals of property, plant and equipment and other non-current assets	$(22,499)	$9,406
Non-cash Share Coupon settlement	15,164	—
Non-cash settlement of Senior Notes principal, net	26,090	—
Non-cash settlement of Senior Notes accrued interest	7,500	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of such amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	19,152	106,706
Current restricted cash	—	9,375
Non-current restricted cash — finance leases	27,750	24,895
Non-current restricted cash — debt collateral	35,034	—
Total cash, cash equivalents and restricted cash per the statements of cash flows	$81,936	$140,976
NOTE 17 — SUBSEQUENT EVENTS
Merger Agreement
On July 21, 2024, the Company executed an Agreement and Plan of Merger (“Merger Agreement”) with Woodside Energy Holdings (NA) LLC (“Woodside Holdings”) and Woodside Energy (Transitory) Inc. (“Woodside Sub”, and together with Woodside Holdings “Woodside”), pursuant to which, Woodside Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and a wholly-owned subsidiary of Woodside. As set forth in the Merger Agreement, at the closing of the Merger, each share of the Company’s common stock and Restricted Stock will, subject to customary exceptions, be converted into the right to receive $1.00 per share in cash. Each share of Tellurian’s Series C Convertible Preferred Stock will be converted into the right to receive $8.16489 per share in cash. The Merger is expected to close during the fourth quarter of 2024, subject to the satisfaction of customary closing conditions, including Tellurian shareholder approval and regulatory approvals.

Bridge Loan Agreement
In connection with the execution of the Merger Agreement, Tellurian entered into a Bridge Loan Agreement (the “Bridge Loan Agreement” or “Loan Agreement”) with Woodside Energy (USA), Inc. pursuant to which the Company may borrow up to $230.0 million, of which $75.2 million was funded on July 22, 2024. The remainder may be requested by Tellurian in subsequent draws. Amounts borrowed under the Loan Agreement will bear interest at a rate of 12% per annum, payable on the last business day of each month in cash or in kind, at the Company’s option. The obligations under the Loan Agreement will be secured by a lien on substantially all of the assets of the Company. Loan proceeds are to be used to continue Driftwood Project construction activities and fund working capital needs. Amounts borrowed under the Loan Agreement will mature on the earliest of (i) December 15, 2024, subject to extension in certain circumstances, (ii) 30 days after the valid termination of the Merger Agreement for any reason thereunder, and (iii) the date of any acceleration of the Loan Agreement obligations during the continuation of an event of default.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past development activities, current financial condition and outlook for the future organized as follows:
•Our Business
•Overview of Significant Events
•Liquidity and Capital Resources
•Capital Development Activities
•Results of Operations
•Recent Accounting Standards
Our Business
Tellurian Inc. (“Tellurian,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a Houston-based company that is developing a portfolio of LNG marketing and infrastructure assets that includes an LNG terminal facility (the “Driftwood terminal”) and related pipelines. The Driftwood terminal and related pipelines are collectively referred to as the “Driftwood Project.” We refer to the Driftwood Project as the “Business.”
Since the Upstream Sale, the Company has become a single operating and reportable segment. Our chief operating decision maker allocates resources and assesses financial performance on a consolidated basis in the execution of our strategy to manage the Company.
We expanded our engagement with a strategic advisor to include a broader spectrum of opportunities, including a potential sale of the Company. Refer to Overview of Significant Events and Note 17, Subsequent Events.
Overview of Significant Events
Merger Agreement
On July 21, 2024, the Company executed an Agreement and Plan of Merger (“Merger Agreement”) with Woodside Energy Holdings (NA) LLC (“Woodside Holdings”) and Woodside Energy (Transitory) Inc. (“Woodside Sub”, and together with Woodside Holdings “Woodside”), pursuant to which, Woodside Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and a wholly-owned subsidiary of Woodside. The Merger is expected to close during the fourth quarter of 2024, subject to the satisfaction of customary closing conditions, including Tellurian shareholder approval and regulatory approvals. Refer to Note 17, Subsequent Events.
Bridge Loan Agreement
In connection with the execution of the Merger Agreement, Tellurian entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Woodside Energy (USA) Inc. pursuant to which the Company may borrow up to $230.0 million. Refer to Note 17, Subsequent Events.
Sale of Upstream Assets
On June 28, 2024, we closed the sale of our upstream assets for an aggregate purchase price of $260.0 million, subject to certain customary adjustments set forth in the purchase and sale agreement (the “Upstream Sale”). Refer to Note 1, General - Upstream Sale, and Note 4, Discontinued Operations.
Debt Retirement
Net cash proceeds from the Upstream Sale were used to retire all of the Company’s then-outstanding principal obligations under the Senior Notes of approximately $229.9 million (the “Debt Payoff”). Refer to Note 9, Borrowings.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Capital Resources
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. To date, we have been funding our operations, development activities and general working capital needs through our cash on hand and the combined proceeds generated by debt and equity issuances, the discontinued upstream operations and the sale of common stock under our at-the-market equity offering programs. We currently maintain an at-the-market equity offering program pursuant to which we may sell our common stock from time to time.
As of June 30, 2024, we had total borrowing obligations of approximately $143.5 million. The Convertible Notes require us to maintain a restricted minimum cash balance of $35.0 million. See Note 8, Borrowings. We also had contractual obligations associated with our finance and operating leases totaling $383.6 million, of which $15.2 million is scheduled to be paid within the next twelve months. Our current capital resources consist of approximately $19.2 million of unrestricted cash and cash equivalents and approximately $22.6 million of accounts receivable.
As of June 30, 2024, the Company had generated losses and cash outflows from operations. The Company has not yet established an ongoing source of revenues that is sufficient to satisfy our obligations and fund working capital needs as they become due during the twelve months following the issuance of the financial statements. These conditions raise substantial doubt about our ability to continue as a going concern.
To date, the Company has been meeting its liquidity needs primarily from cash on hand and the combined proceeds generated by debt and equity issuances, the discontinued upstream operations, and the sale of common stock under its at-the-market equity offering programs. Our evaluation does not take into consideration the potential mitigating effect of activities that have not been fully implemented or are not within the Company’s direct control. Through the date of this filing, the Company has undertaken the following actions to improve its available cash balances and liquidity:
•From January 1, 2024 to June 30, 2024, raised net proceeds of approximately $66.9 million from the sale of common stock under our at-the-market equity offering programs; and

•On June 28, 2024, we closed the Upstream Sale and used approximately $229.9 million of the net proceeds to retire the then-outstanding principal obligations under the Company’s 10% Senior Secured Notes.

On July 21, 2024, Tellurian entered into a Merger Agreement with Woodside. In connection with the Merger Agreement, Woodside Energy (USA), Inc. agreed to provide the Company with a bridge loan to continue Driftwood Project construction activities and fund working capital needs. Management is planning to alleviate substantial doubt by closing the Merger with Woodside during the fourth quarter of 2024. However, completing the Merger is subject to customary closing conditions, including Tellurian shareholder approval and regulatory approvals, which are not within the Company’s control and, therefore, cannot be deemed probable in accordance with ASC 205. As a result, there remains substantial doubt about the Company’s ability to continue as a going concern through the date of this filing. See Note 17, Subsequent Events, for defined terms and additional information.
Sources and Uses of Cash
The following table summarizes the sources and uses of our cash and cash equivalents and costs and expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash (used in) provided by operating activities	$(43,179)	$16,080
Cash provided by (used in) investing activities	192,622	(229,326)
Cash used in financing activities	(172,884)	(154,246)

Net decrease in cash, cash equivalents and restricted cash	(23,441)	(367,492)
Cash, cash equivalents and restricted cash, beginning of the period	105,377	508,468
Cash, cash equivalents and restricted cash, end of the period	$81,936	$140,976

Net working (deficit) capital	$(116,838)	$6,374
Refer to the Condensed Consolidated Statements of Cash Flows for information about our operating, investing and financing activities.

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
We anticipate funding our more immediate liquidity requirements for the construction of the Driftwood terminal and working capital needs through the use of cash on hand and proceeds from the Bridge Loan Agreement. Investments in the construction of the Driftwood terminal are and will continue to be significant, but the size of those investments will depend on, among other things, Driftwood Project financing developments including closing the Merger with Woodside and other liquidity considerations.
Results of Operations
Continuing operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Natural gas sales	$—	$—	$—	$—
Total revenue	—	—	—	—
Operating expenses		—	—	—
Development expenses	6,380	11,530	11,930	23,587
Depreciation, depletion and amortization	1,088	720	2,175	1,416
General and administrative expenses	17,382	28,225	29,176	56,784
Loss from operations	(24,850)	(40,475)	(43,281)	(81,787)
Interest expense, net	(2,369)	(4,179)	(5,038)	(8,189)
Loss on extinguishment of debt, net	(10,881)	—	(15,473)	(2,822)
Other (expense) income, net	(341)	378	(4,555)	12,604
Income tax	—	—	—	—
Net loss from continuing operations	(38,441)	(44,276)	(68,347)	(80,194)
Three Months Ended June 30, 2024, compared to the Three Months Ended June 30, 2023
•Decrease of approximately $10.8 million in General and administrative expenses primarily attributable to decreased marketing expenses partially offset by increased professional expenses in the current period.
•Increase of approximately $10.8 million in Loss on extinguishment of debt, net due to the Debt Payoff.
Six Months Ended June 30, 2024, compared to the Six Months Ended June 30, 2023
•Decrease of approximately $11.7 million in Development expenses primarily attributable to decreased compensation and professional expenses in the current period.
•Decrease of approximately $27.6 million in General and administrative expenses primarily attributable to decreased compensation and marketing expenses partially offset by increased professional expenses in the current period.
•Increase of approximately $12.7 million in Loss on extinguishment of debt, net primarily due to the Debt Payoff.
•Decrease of approximately $17.2 million in Other (expense) income, net primarily attributable to approximately $4.3 million of embedded derivative losses, net in the current period as compared to approximately $12.8 million of realized gain, net of natural gas financial instruments in the prior period.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Discontinued operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Natural gas sales	$15,586	$31,987	$41,058	$82,922
Operating expenses	9,040	20,848	22,161	38,293
Depreciation, depletion and amortization	16,517	24,489	36,664	45,981
General and administrative expenses	5,209	3,065	8,176	6,755
Interest expense, net	1,981	3	3,629	3
Loss on sale of upstream assets	84,185	—	84,185	—
Other Income, net	—	(1,075)	1,698	(1,192)
Loss from discontinued operations before tax	$(101,346)	$(15,343)	$(115,455)	$(6,918)
Income tax benefit (provision)	—	—	—	—
Loss from discontinued operations, net of tax	$(101,346)	$(15,343)	$(115,455)	$(6,918)
Three Months Ended June 30, 2024, compared to the Three Months Ended June 30, 2023
•Decrease of approximately $16.4 million in Natural gas sales as a result of decreased realized natural gas prices and production volumes.
•Decrease of approximately $11.8 million in Operating expenses as a result of decreased production volumes.
•Decrease of approximately $8.0 million in DD&A as a result of decreased production volumes.
•Increase of approximately $84.2 million in Loss on sale of upstream assets due to the Upstream Sale.
Six Months Ended June 30, 2024, compared to the Six Months Ended June 30, 2023
•Decrease of approximately $41.9 million in Natural gas sales as a result of decreased realized natural gas prices and production volumes.
•Decrease of approximately $16.1 million in Operating expenses as a result of decreased production volumes.
•Decrease of approximately $9.3 million in DD&A as a result of decreased production volumes.
•Increase of approximately $84.2 million in Loss on sale of upstream assets due to the Upstream Sale.

Tellurian Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
Recent Accounting Standards
We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our Condensed Consolidated Financial Statements or related disclosures.
Critical Accounting Estimates
There were no changes made by management to the critical accounting policies in the three months ended June 30, 2024. Please refer to the Summary of Critical Accounting Estimates section within Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates and accounting policies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2024, there were no open natural gas financial instrument positions. Accordingly, we do not believe that we hold, or are party to, instruments that are subject to market risks that are material to our Business. Refer to Note 6, Financial Instruments, of the Condensed Consolidated Financial Statements included in this Quarterly Report for additional details about our financial instruments.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibits 31.1 and 31.2 to this report, our President and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, these officers have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than as follows:
We will be subject to business uncertainties while the Merger is pending, which could adversely affect our businesses.
Uncertainty about the effect of the Merger on employees and those that do business with us may have an adverse effect on Tellurian. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause those who transact with us to seek to change their existing business relationships with us. We may face challenges in retaining key personnel during the pendency of the Merger due to uncertainties about future roles, responsibilities, and potential organizational changes. This could result in the loss of institutional knowledge, disruption to our operations, and difficulty in executing our business strategies. In addition, the Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain capital expenditures, incurring certain indebtedness and taking other specified actions without the consent of Woodside, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Merger. These restrictions may prevent us from pursuing certain business opportunities and alternative financing sources prior to the completion of the Merger.
We may be the subject to lawsuits relating to the Merger, which could adversely affect our business, financial condition and operating results.
We and/or our respective directors and officers may be subject to lawsuits relating to the Merger. Such litigation is common in connection with acquisitions of public companies, regardless of the merits of the underlying transaction. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could adversely affect our business, financial condition, and operating results.
Completion of the Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Merger will not be completed. Failure to complete, or significant delays in completing, the Merger could negatively affect the trading prices of our securities and our future business and financial results, and potentially trigger acceleration of our bridge loan obligations.

Completion of the Merger is subject to satisfaction or waiver of certain closing conditions, including (i) the receipt of the required approval from Tellurian stockholders, (ii) the absence of any law or order that enjoins or otherwise prohibits or makes illegal the consummation of the Merger, and (iii) the receipt of specified regulatory approvals, including from the Committee on Foreign Investment in the United States (CFIUS). There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed.
If the Merger is not completed, or if there are significant delays in completing the Merger, the trading price of our securities and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following:
•the requirement that we pay Woodside a termination fee of approximately $36.1 million under certain circumstances provided in the Merger Agreement;
•adverse reactions from the financial markets, including declines in the prices of our securities due to the fact that current prices may reflect a market assumption that the Merger will be completed;
•having to pay certain significant costs relating to the Merger, regardless of whether the Merger is completed;
•the attention of our management will have been diverted to the Merger rather than our operations and pursuit of other opportunities that could have been beneficial to us; and
•the accelerated maturity of our Bridge Loan obligations, potentially requiring immediate refinancing or repayment.
The Merger Agreement limits our ability to pursue alternatives to the Merger.
The Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Merger, or may result in a potential competing acquirer of the Company proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our Board of Directors, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None that occurred during the three months ended June 30, 2024, that was not previously included in a Current Report on Form 8-K of the Company.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None that occurred during the three months ended June 30, 2024.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements and Policies
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1‡
Agreement and Plan of Merger, dated as of July 21, 2024, by and among Tellurian Inc., Woodside Energy Holdings (NA) LLC, and Woodside Energy (Transitory) Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 2024)

4.1*
Third Amendment to Eighth Supplemental Indenture, dated as of May 24, 2024, by and among Tellurian Inc., as issuer, Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 10.00% Senior Secured Notes due 2025

4.2*
Third Amendment to Ninth Supplemental Indenture, dated as of May 24, 2024, by and among Tellurian Inc., as issuer, and Wilmington Trust, National Association, as trustee, and the collateral agent named therein, relating to the 6.00% Senior Secured Convertible Notes due 2025

10.1††‡
Purchase and Sale Agreement, dated as of May 28, 2024, by and among Tellurian Production LLC, Tellurian Operating LLC, Aethon United BR LP, and Aethon III BR LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2024)

10.2†
Tellurian Inc. Incentive Compensation Program, as amended and restated effective as of June 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024)

10.3††‡*
Change Order CO-013, executed on June 27, 2024, to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Driftwood LNG Phase 1 Liquefaction Facility, dated as of November 10, 2017, by and between Driftwood LNG LLC and Bechtel Energy Inc. (formerly known as Bechtel Oil, Gas and Chemicals, Inc.)

10.4
Guaranty, dated as of July 21, 2024, by Woodside Energy (USA) Inc. in favor of Tellurian Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2024)

10.5‡
Bridge Loan Agreement, dated as of July 21, 2024, by and among Tellurian Inc., as borrower, certain subsidiary guarantors, and Woodside Energy (USA) Inc., as lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2024)

10.6†
Form of CIP Award Amendment, dated as of July 18, 2024 (Daniel Belhumeur, Samik Mukherjee, Simon Oxley) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2024)

10.7†
CIP Award Amendment, dated as of July 19, 2024, by and among Tellurian Inc., Tellurian Services LLC, and Khaled Sharafeldin (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 22, 2024)

10.8†	Tellurian Inc. Executive Severance Plan, amended and restated as of July 21, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 22, 2024)
10.9†	Form of Tax Gross-Up Payment Agreement, dated as of July 18, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 22, 2024)
31.1*	Certification by President required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The omitted information is not material, and the registrant treats such information as private and confidential. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELLURIAN INC.

Date:	August 8, 2024	By:	/s/ Simon G. Oxley
Simon G. Oxley
Chief Financial Officer
(as Principal Financial Officer)
Tellurian Inc.

	August 8, 2024	By:	/s/ Khaled A. Sharafeldin
Khaled A. Sharafeldin
Chief Accounting Officer
(as Principal Accounting Officer)
Tellurian Inc.